Form 10KSB
period 2001-06-30
AXTION FOODS INC
filed 2002-06-04
CIK 1161647

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

☐ Transitional Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

Commission File No.

AXTION FOODS, INC.
(Name of small business issuer in its charter)

California (State or other jurisdiction of Incorporation or Organization)	33-0906297 (I.R.S. Employer Identification Number)
4025 Camino Del Rio South Suite 300 San Diego, California 92108 Phone (619) 542-7719 (Address, including zip code and telephone number, including area code, of registrant's executive offices)
Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: Common Stock (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $0.00.

        State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 4, 2002 $175,000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 4, 2002 there were 26,982,000 shares of the Company's common stock issued and outstanding.

        Documents Incorporated by Reference: None

        This Form 10-KSB consists of Seventeen Pages

        Exhibit Index is located at Page Sixteen

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

AXTION FOODS, INC.

		PAGE
Facing Page
Index
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	7
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7	Financial Statements	F-1-F-10
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	11
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	11
Item 10.	Executive Compensation	11
Item 11.	Security Ownership of Certain Beneficial Owners and Management	12
Item 12.	Certain Relationships and Related Transactions	12
PART IV
Item 13.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

        Axtion Foods, Inc. was incorporated under the laws of the State of California on April 20, 2000.

        We are a development stage company. We are engaged in the development, manufacturing and distribution of health bars and health drinks. As of the date of this prospectus we have completed the development of a health bar, called the "Axtion Bar," but we have not yet completed the development of the health drink. We intend to market our products in three principal categories: sports nutrition; diet; and healthy snacks. Axtion plans to sell its products to mass volume retailers, health food stores and a combination of other channels, including health clubs and gyms, international markets and private label manufacturing and independent distributors. We plan to establish our distribution channels throughout the United States and Canada. We are currently developing only two products for which we have purchased the formulas.

        Our administrative office is located at 4025 Camino Del Rio South, Suite 300, San Diego, California. Our telephone number is 760-436-3124. Our Internet address is www.axtionfoods.com.

Business

        Axtion currently has two products, a health bar which is fully developed, and a health drink, which is not yet fully developed. The health bar is called the "Axtion Bar" and comes in two flavors, nutty chocolate and peanut butter. Our health drink will be named the "Hammerhead XT." These products are designed to naturally and gently increases your body's metabolism by activating and then accelerating your body's fat-burning processes. The formulas are also designed to provide you with a noticeable increase in sustained energy throughout the day yet remain calm and relaxed at the same time.

        The formulas contain a blend of herbs, plant extracts, and nutrients, including a natural extract of Zhi shi, a herbal extract which management believes enables your body to burn fat and increase energy in a safe and effective way without all of the negative effects of other thermogenic formulas. Other ingredients contained in this formula are also designed to work to help suppress your appetite, regulate blood sugar levels, support the body's detoxification processes, and elevate your moods naturally. These ingredients include Zhi Shi extract, kola nut extract, white willow bark, Siberian Ginseng, kelp, pantothenic acid, also known as vitamin B5, chromium, and artichoke/sarsaparilla extract.

        The development of the products involves turning the formulas into actual products. For instance, with respect to the Axtion Bar, an initial batch was prepared. This initial batch was then taste tested by management, our principal shareholders and Dr. Cochran. Following that, a trial run of about 3,000 to 4,000 bars in each flavor was produced. These bars are then used to calculate the average weight and size of the bar so that packaging can be cut that fits the bar. At the same time, we hired a graphic artist to design a bar wrapper that has been approved by management and can now been seen on our web site at www.axtionfoods.com. Axtion has been in production since approximately March 1, 2002.

        The Axtion Bar, including the initial batches, is being produced by a California licensed nutritional manufacturing company located in Berkely, California. The bars are manufactured and produced by Berkeley Nutritional Manufacturing, also known as Protein Research Associates. Axtion does not have a formal contract with this company. Instead, the manufacturer takes purchase orders. The manufacturer is licensed by the state of California to manufacture food by the issuance of a "Processed Food Registration." The FDA does not license manufacturing per se; instead it issues guidelines that are enforced with occasional inspections. You can obtain more information about this company by visiting their web site at http://www.proteinresearch.com/. This facility guarantees its customers the highest quality possible. That commitment is backed by a five million dollar product liability insurance policy. The manufacturer charges us on a per order basis and offers the ability to take products from concept to market and quality is factored in from the start.

        The manufacturer's comprehensive packaging capability ensures product integrity which allows Axtion to avoid potential errors from using secondary packages. In addition, the complete "in-house" approach enables us to avoid exposure to product damage and to reduce freight costs. The manufacturing process includes a number of quality-in-process checks. The equipment is stainless steel, and cleaned with U.S. Food and Drug Administration approved detergents. All wash down is done with approved hoses that release 160 degree Fahrenheit water. The blending areas have fiberglass coated walls for sanitation, high flow exhaust systems and floor drains to ensure clean, sanitary conditions. The wrapping rooms are supplied with a filtered conditioned air supply and are totally enclosed to prevent cross contamination.

        The health drink, the Hammerhead XT, will be developed from the formula we acquired in the same way. All production will take place at California licensed cannery in Edison, California. Following initial development, the Guimarra Vineyard Corporation will bottle the health drink. Axtion does not have a contract with this company. Instead, Axtion will issue purchase orders for certain numbers of drinks which will then be bottled by this company. Axtion will not begin producing the health drink until after it has sold at least five production lots of our health bar because of the expense associated with producing the health drink. Management calculates that Axtion will make a net profit after all packaging and manufacturing costs of $.75 with the exception of bars that we may sell at a discount for promotional purposes. Thus, the sale of 250,000 bars will net sufficient profit to pay for the first run of 150,000 cans of the Hammerhead XT without the necessity of raising additional capital. The drink development is taking place in conjunction with a professional health food developer who is paid on a per order basis. This developer will produce our health drink that will be shelf stable and exhibit the following characteristics: chemically stable low acid formula, 2 year shelf life, lower sugar, carbohydrate, and calorie content, excellent mouth feel, delicious flavor and "last" on the palate including "lite" formulas with reduced calories.

        Since all development and manufacturing work is performed by third parties at their processing plants, Axtion currently rents an administrative office for administrative purposes. Once large scale production of the Axtion Bar begins, it may rent a distribution space of approximately 500 square feet for the purpose of coordinating and shipping orders for our Internet web site. Axtion anticipates that the rent for such a space would be no more than $250 to $500.00 per month. Large deliveries to independent contractor sales people or third party distributors will be shipped directly from the manufacturing facility.

        Axtion depends upon third party food processor and cannery sub-contractors licensed by the California Department of Health Services, Food and Drug Branch, for the manufacture and packaging of its products. These licensees are required to observe all provisions governing the manufacturing, packaging, storage and shipping of foods and beverages contained in the Sherman Food, Drug Cosmetic Act embodied in the California Health And Safety Code, Sections 109875 through 112855 and state regulations promulgated under these laws. These laws, among other things, make it a crime to manufacture food and beverage products without a license or to manufacture food and beverage products that do not conform to regulatory requirements. The California law also incorporates by reference all standards and manufacturing requirements set forth in the Federal Food, Drug And Cosmetic Act.

        California licensees, including subcontractors engaged by Axtion, are subject to periodic inspection by state officials for compliance with all federal and state standards for the manufacturing, labeling, storage and shipping of foods and beverages. In addition, local county health departments are authorized by these California laws to assist with inspection and enforcement of California and Federal food and beverage processing and canning standards. Licensees are subject to penalties for noncompliance with these standards that can include license revocation or probation, criminal charges, seizure, embargo, recall and injunctions.

        There is no established industry practice for companies such as Axtion that purchase foods and beverages manufactured by licensed subcontractors to inspect the subcontractors for compliance with California and Federal regulatory requirements. Further, Axtion does not have sufficient resources or expertise to conduct such inspections, and must instead rely upon state and county health officials for enforcement. Under the Uniform Commercial Code, however, which has been adopted in California, Axtion does have the right to reject nonconforming products and demand reimbursement. Axtion does not believe that it would share administrative, civil or criminal liability for noncompliance with California and Federal law by its subcontractors unless Axtion was aware of the noncompliance or otherwise did not cooperate with state and county officials if regulatory enforcement proceedings of any kind were commenced. Penalties for noncompliance by Axtion with California or Federal regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, seizures, civil monetary judgments, fines and criminal prosecutions.

        The Issuser's products are manufactured in accordance with specifications and packaging in wrappers and cans designed by Axtion but purchased from third parties. Management believes that the raw materials required for our products are available in abundance. Management also believes that it has sufficient capital to fund several bulk productions of our products and then commence and continue marketing and sales operations for the next twelve months. The issuser has an exclusive contract in place which protects its right to market and sell its health bars and drinks indefinitely. If for any reason these products are not acceptable in the market place, Axtion does not know whether it could obtain substitute products or whether obtaining substitute products would be cost prohibitive. There can be no assurance that market place rejection of the health bar and drink would not have a material adverse effect on our operations.

COMPETITION

        The nutritional health food industry consists of six principal types of suppliers: independent health food suppliers, who focus primarily on vitamins and nutritional supplements; mass volume retail suppliers, who sell nutritional products that have mass appeal; gym and health club product companies; direct sale and mail order marketers; private label manufacturers; and major pharmaceutical companies. The majority of competitors in the nutritional supplement industry are small marketing operations focused on one or two of these distribution channels.

        The company does not compete with any one competitor in all of its distribution channels. The company's primary competitors in the independent and natural health food market include Nature's Way, Nutraceuticals, Solgar, Twinlab, Rexall Sundown and EAS. In the mass volume retail market, competitors include Amerifit, Richardson Labs, Slim-Fast, Thompson Medical and Cybergenics. Gyms and health club suppliers include Costello's and Nature's Best. In the direct sale and mail order markets, competitors include Amrion, Amway, Nu-Skin, Usana and in the private label manufacturing market, competitors include GNP, Pharmavite, Leiner, Tishcon and Northridge Labs. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us on a limited basis. Increased competition from such companies could have a material adverse effect on Axtion as they have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

EMPLOYEES

        We have no full time employees. Our President has agreed to allocate a portion of her time to our business activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

TRADEMARKS

        We do not utilize any trademarks or patent rights in our business.

GOVERNMENT REGULATIONS

        The advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration, which regulates our products under the Federal Food, Drug and Cosmetic Act and regulations promulgated there under. Axtion's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture and the Environmental Protection Agency. Advertising of our products is subject to regulation by the U.S. Federal Trade Commission, which regulates our advertising under the Federal Trade Commission Act. The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as each foreign country to which the Company distributes its products.

        The Dietary Supplement Health and Education Act of 1994 revised the provisions of the FDCA concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement." The term "dietary supplement" is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The products marketed by the Company are regulated as dietary supplements under the FDCA.

        Under the current provisions of the FDCA there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Health claims may also be made if a scientific body of the U.S. government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement and the manufacturer, among other things, provides the FDA with notice of and the basis for the claim at least 120 days before the introduction of the supplement with a label containing the health claim into interstate commerce. For health claims that the FDA has approved, no prior notification is required.

        Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is equired. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

        Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA's interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise its labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

        The FDA has also announced that it is considering promulgating new GMPs specific to dietary supplements. Such GMPs, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital and resources on manufacturing in the future in order to comply with the law.

        The failure of Axtion to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The company's advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

        On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims.

        The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on our business, financial condition and results of operations.

        Advertising and labeling for dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of our product claims.

        Governmental regulations in foreign countries where we may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

        We also may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

        We have no properties and at this time has no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

        Facilities. Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space. This space is provided to us on a rent free basis by our president, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)
Market Information. None.

(b)
Holders. There are thirty three shareholders of our common stock.

(c)
Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

        We are a start-up, development stage company. We are engaged in the development, manufacturing and distribution of health bars and drinks. As of the date of this prospectus we have completed the development of our health bar but we have not yet completed the development of our health drink. We have received our first orders for the Axtion Bars. We intend to market our products in three principal categories: sports nutrition; diet; and healthy snacks.

        Axtion plans to sell its products to mass volume retailers, health food stores and a combination of other channels, including health clubs and gyms, international markets and private label manufacturing and independent distributors. We plan to establish our distribution channels throughout the United States and Canada. We are currently developing only two products for which we have purchased the formulas. We commenced business operations as a nutritional foods distributor on July 1, 2001.

        Prior to July 1, 2001 the company had no business operations. To date, we have not completed the development of our proposed web site we have just commenced revenue producing operations. Our activities to date have consisted of acquiring the formulas for a health bar and drink from the inventor, developing the health bar, developing our web site, conducting a private offering of our securities and preparing this offering.

        We intend to generate revenue through the sale of our products to mass volume retailers, health food stores and a combination of other channels, including health clubs and gyms, international markets and private label manufacturing and independent distributors as well as on our website.

        Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of the date of the audit we had not generated any revenues and no revenues were anticipated until we began selling our products. We have financed our activities to date through the sale of securities. At inception, prior to any stock splits, our founding shareholder loaned the company $5,000 and received 5,000,000 shares of common stock in lieu of interest. From August 3, 2001 through October 15, 2001, we conducted a private placement sale of common stock for gross proceeds of $157,000. As of March 31, 2002, we had incurred operating losses of $32,514 since inception.

        We have acquired the formulas for a health bar and health drink. These forumlas must be developed into actual products by us. The process is analogous to creating cookies from a recipe. The ingredients are assembled in their recommended amounts and then made into trial batches. Development consists of creating test products to be evaluated for taste and measured for size and weight to assure conformance with our wrapper design. As of the date of this prospectus, we have paid an artist $1,000 for the wrapper design, an example of which can be viewed on our web site at www.axtionfoods.com.

        We have conducted a successful initial test production run of 3,500 nutty chocolate flavor Axtion Bars for which we paid $3,500. Our manufacturer now requires us to purchase the bars in lots of 50,000. We have placed our order for the first lot of 50,000 bars which will be delivered on approximately April 20, 2002. Our total cost per bar for a 50,000 lot is $.42 per bar, for a total $21,000. In addition, we are required by our wrapper manufacturer to purchase bar wrappers in lots of 1,000,000 at a cost of $0.01492 per wrapper, for a total cost of $14,920 plus a one time charge for the creation of printing plates that contain the wrapper design. These wrappers have been ordered and will arrive also arrive on approximately April 20, 2002.

        We have sold two purchase orders, one for 10,000 bars and one for 12,500 bars at $.55 per bar plus reimbursement of our costs for wrappers and packaging. These two purchase orders were placed by national wholesale food distributors for test marketing purposes. If the test marketing is satisfactory, these distributors have indicated they will begin placing orders for 100,000 to 500,000 bars at a time. There can be no assurance at this time that we will actually receive those kinds of purchase orders. We are also in negotiations for with several other national retail wholesale distributors. We are also engaged in negotiations to establish independent distributors to whom we will sell the bars for as much as $1.00 plus wrapping and packaging costs resulting in net profit to us of $.58 per bar after all costs. Management believes that it can obtain this price because bars of similar weight will sell for $1.50 to $2.00 retail.

        Owing to these events, Management does not anticipate being required to raise any additional capital. Management believes that if Axtion can be begin to sell its bars in lots of 100,000 to 500,000 wholesale at a net profit of $0.10 per bar, there will be more than adequate capital to sustain our operations since Axtion is set up to run with a minimal staff because all manufacturing is conducted by subcontractors. In addition, if Axtion is able to sell its bars to independent distributors, there will be a net profit after all costs of $.50 per bar. These orders, if placed, will produce sufficient capital for Axtion to operate indefinitely and begin production of its Hammerhead XT drink.

        The development costs of Hammerhead XT drinks will total approximately $1,500.00. A test run of the drink will cost approximately $5,000.00 and the initial actual production runs will cost somewhere between $75,000.00 to $78,000.00 for 150,000 8.4 oz cans. We will not conduct an initial production run of the drink unless we raise additional capital within the next twelve months or the results of operations from the sale of Axtion Bars are sufficient to pay the cost of at least one production run of 150,000 cans.

Limited Operating History; Need for Additional Capital

        There is no historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in production and possible cost overruns due to price and cost increases in our products. To become profitable and competitive, we must establish a market presence through our web site and through direct marketing of our products.

Results of Operations

From Inception on April 20, 2000

        We just recently acquired our first formulas for the manufacturing and distribution of nutritional products. At this time we have developed a health bar but we are still working on developing a health drink. We have not yet commenced meaningful business operations and we have not yet generated any revenue from the sale of products. As of June 30, 2001, the end of our most recent fiscal year, we had experienced operating losses of $4,934 since inception. As of March 31, 2002, we had experienced operating losses of $32,514 since inception.

Plan of Operations

        Our plan of operations over the next 12 months includes the expected completion of development and thereafter the marketing and distribution of our first two products, a health bar and a health drink, in addition to the completion of our initial web site devoted to the sale of our products. We also intend to develop a network of independent contractors who will market products developed by us in addition to developing a multi-level marketing network and establishing contacts with mass volume retailers, health food stores and a combination of other channels, including health clubs and gyms, international markets and private label manufacturing. We plan to establish our distribution channels throughout the United States and Canada.

        We are currently developing only two products for which we have purchased the formulas. We commenced business operations as a nutritional foods distributor on July 1, 2001. We have received our first orders for Axtion Bars. We believe that our working capital as of the date of this prospectus will be sufficient to satisfy our estimated working capital requirements through the next twelve months. We intend to employ additional people during the year 2002.

        Using the funds from our recent private offering of securities, we plan to implement the following two-phase business strategy within the next twelve months. The first phase is to develop our health bar and health drink. To date, we have completed the development of the health bar, which has been named the "Axtion Bar," and we are in the midst of the development of our health drink, which will be called the "Hammerhead XT." We also plan to seek out licenses and formulations for additional health food products.

        The second phase of our business plan will be to market products to potential customers such as retail outlets by establishing a network of independent contractor distributors. Currently, we do not have any such distributors in place. We also intend to prepare and design marketing materials, provide spokespersons to help market the products, and to provide marketing support through our web site.

        In addition, we intend to establish distribution through our website at www.axtionfoods.com. Initially we will offer only two products on the web site, the health bar and the health drink for which we have acquired formulas. We intend, however, to also offer additional sports nutrition products. We anticipate being able to fully implement our marketing plan within the next twelve months.

Liquidity and Capital Resources

        As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, and prior to any stock splits, our founding shareholder has loaned the company $5,000 in cash and was issued 5,000,000 shares of common stock in lieu of interest. This money has been utilized for organizational and start-up costs and as operating capital. As of

June 30, 2001 we had sustained operating losses of $4,934 since inception. As of September 30, 2001 we had sustained operating losses of $22,599 since inception. From August 3, 2001 until October 15, 2001 we conducted a private offering of our securities wherein we raised $157,000 in exchange for 1,570,000 shares of common stock.

        We commenced business operations as a nutritional foods manufacturer and distributor on July 1, 2001 and we do not yet have any results from operations. Prior to July 1, 2001 the company had no business operations. On October 15, 2001 we conducted a four for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founder, 1,570,000 shares in connection with our private placement, 50,000 shares to acquire formulas for products, and 175,500 shares for services, for an aggregate 6,795,500 shares outstanding. At the completion of the four for one forward split, there were 27,182,000 shares of common stock outstanding.

        The money raised in our private offering is being utilized to fund the development of our first two products, health bar and health drink, to pay for production of the health bar, in addition to the creation of our web site, initiating marketing and to pay the expenses of this offering. We believe that we have sufficient working capital to conduct our operations for the next twelve months.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended June 30, 2001.

ITEM 7. FINANCIAL STATEMENTS

AXTION FOODS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholder
Axtion Foods, Inc.

        We have audited the accompanying balance sheet of Axtion Foods, Inc. (a development stage company) as of June 30, 2001, and the related statement of operations, shareholders' equity (deficit) and cash flows for the period from inception (April 20, 2000) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axtion Foods, Inc. as June 30, 2001, and the results of operations and their cash flows for the period from inception (April 20, 2000) to June 30, 2001, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company cannot successfully implement its operating plan without raising additional capital. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIEGEL    •    SMITH, LLP
Certified Public Accountants

Solana Beach, California
October 31, 2001

AXTION FOODS, INC.
A Development Stage Company)

Balance Sheet

June 30, 2001

ASSETS
Current Assets
Cash	$4,893
Prepaid interest	12

Total current assets	4,905
Fixed Assets

Total Assets	$4,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Note payable	$5,000
Accrued liabilities	3,500
Accrued taxes	800

Total current liabilities	9,300
Long Term Liabilities
Stockholders' Equity (Deficit)
Common stock	539
Accumulated deficit during development stage	(4,934)

Total stockholders' deficit	(4,395)

Total Liabilities and Stockholders' (Deficit)	$4,905

See the Accompanying Notes to Financial Statements

AXTION FOODS, INC.
A Development Stage Company)

Statement of Operations

From Inception, April 20, 2000 Through June 30, 2001

	From Inception April 20, 2000 Through June 30, 2001
Revenue
Expenses
General and administrative expenses		3,607

Net Loss from Operations		(3,607)
Other Expenses
Interest expense		527
Income Tax Expense		800

Net Loss		$(4,934)

Weighted Average Shares		7,941,176
Loss per share	$	nil

See the Accompanying Notes to Financial Statements

AXTION FOODS, INC.
(A Development State Company)

Statement of Changes in Stockholders' Equity (Deficit)

From Inception, April 20, 2000 Through June 30, 2001

		Common Stock
Date				Accumulated Deficit
	Description	Shares	Amount			Total
June 4, 2000	Shares issued	20,000,000	$539	$		$539
June 30, 2001	Net loss				(4,934)	(4,934)

Total		20,000,000	$539		$(4,934)	$(4,395)

See the Accompanying Notes to Financial Statements

AXTION FOODS, INC.
(A Development State Company)

Statement of Cash Flows

From Inception, April 20, 2000 Through June 30, 2001

From Inception April 20, 2000 Through June 30, 2001
Cash Flows From Operating Activities
Net Loss	$(4,934)
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash interest	527
Changes in:
Accrued liabilities	3,500
Accrued income tax payable	800

Net Cash Used in Operating Activities	(107)
Cash Flows from Investing Activities

Net Cash Used by Investing Activities	0
Cash Flows from Financing Activities
Note proceeds	5,000

Net Cash Provided by Financing Activities	5,000
Net Increase in Cash	4,893
Cash, beginning of the year	0

Cash, June 30	$4,893

Supplemental Non Cash Investing and Financing Activities:
Supplemental Information:
Interest paid	$0
Taxes paid	$0

See the Accompanying Notes to Financial Statements

Axtion Foods, Inc.
(A Developmental Stage Company)

Notes to Financial Statements

June 30, 2001

1.    Organization and summary of significant accounting policies

  Organization

        Axtion Foods, Inc. formerly Retail Windows, Inc. (the "Company"), a California corporation, was formed on April 20, 2000. The Company was originally organized to conduct any business allowed by the California corporation statute. In late June 2001 the Company adopted a business plan to distribute nutritional foods and supplements via mail order and the internet. The Company has not commenced these operations and, therefore, is considered to be in the development stage.

  Accounting Method

        The Company records income and expenses on the accrual method.

  Fiscal Year End

        The Company's year end is June 30.

  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

        The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109, Accounting for Income Taxes.

  Cash and Cash Equivalents

        The Company considers all liquid investments with the maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

  Research and Development Costs

        Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS 2, Accounting for Research and Development Costs. The Company has no research and development costs for the period reported.

  Advertising Costs

        Advertising costs will be expensed as incurred. There was no advertising expense incurred for the period from inception through June 30, 2001.

  Basic and Diluted Net Loss Per Share

        Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

        The Company has no potentially dilative securities, options, warrants or other rights outstanding. Therefore, basic and diluted net loss per share is the same.

  Comprehensive Income

        The Company has adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in the financial statements. To date, the Company's comprehensive loss equals its net loss.

  Reportable Operating Segments

        SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company intends to operate one business and operating segment.

  New Accounting Pronouncements

        In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. Upon commencement of operations, the Company intends to adopt the revenue recognition practices to conform to SAB No. 101. Furthermore, the Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

        In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's year ending December 31, 2001. The Company does not expect any impact from the adoption of this statement on the Company's financial position, results of operations or cash flows.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has not yet begun operations, all costs associated with start-up activities are expensed as incurred.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specific costs and amortization of such costs. The company intends to implement SOP 98-1 when operations commence and anticipates no impact on the Company's financial position or results of operations.

2.    Shareholders' equity

  Preferred stock

        The Company has authorized 10,000,000 of no par preferred stock. As of June 30, 2001 there were no shares issued and outstanding.

  Common stock

        The Company has authorized 400,000,000 of no par common stock. On June 4, 2000 the Company issued 20,000,000 shares, (post split) of stock to the original incorporator in lieu of interest, ($539). The interest represents an annual percentage rate of 10% on the $5,000 loan and the stock has been valued at the calculated interest, (Note 4).

3.    Commitments

        The Company has made no material commitments.

4.    Related Party

        The original incorporator of the Company has advanced $5,000 to the Company in the form of a note. The note is unsecured and the proceeds have been used to pay costs and administrative expenses of organization. The Company issued 20,000,000 shares of stock in lieu of interest on this loan. The value of the stock was calculated using a 10% annual interest rate $539, (Note 3).

        The Company uses office space and the mailing address of the original incorporator and director, without charge, as its address of record. The cost associated with this through June 30, 2001 is minimal.

        The original incorporator has made contributions of time to the Company without compensation for his efforts organizing the Company. The Company estimates the market value of the time and services contributed for administrative matters to be immaterial at June 30, 2001. In the future, this individual intends to contribute time and services to the Company without compensation. The Company intends to record the market value of these services when the time devoted becomes significant.

5.    Provision for Income Taxes

        As of June 30, 2001, Axtion Foods, Inc. has a federal net operating loss carry forward of approximately $4,400. The net operating loss carry forward will expire in 2016 if not utilized. Utilization of the net operating loss and tax credit carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

        Because the Company may not receive any benefit for its historical operating losses, Axtion Foods, Inc. has provided a full valuation allowance against its deferred tax asset. Significant components of net deferred tax assets at December 31, 2000 consist of the following:

Net operating loss carry forward	$4,400

Total deferred tax assets	1,500
Valuation allowance	(1,500)

Net deferred tax assets	$—

6.    Going concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has not been engaged in any significant organizational activities and has not begun operations. Through June 30, 2001, the Company had incurred losses of $4,400. Successful implementation of the Company's business plan is dependent upon obtaining financing in order to have the necessary resources to acquire inventory, develop a web site and develop a market for the Company's product. The Company's management believes that if the financing is not successful, the business plan will be seriously inhibited.

7.    Subsequent Events

        In October 2001 the Company completed a four for one (4 for 1) stock split. The financial statements reflect post split shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

        The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
Julia I Reynolds	47	President, Secretary, Treasurer

        All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

        There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

        (b)  Resumes: Ms. Reynolds will serve as management of our company. She will initially devote approximately 20 hours per week of her time to Axtion until results of operations are sufficient to hire her to work full time on an annual salary. The amount of that annual salary has not yet been determined and will depend upon the amount of sales the company is able to achieve. A brief description of her background and business experience is as follows:

        From 1979 until 1990 Ms. Reynolds was employed by Landmark Education, Inc. a company that delivers business and personal effectiveness programs, courses and seminars. She was a finance manager from February 1979 until November of 1980. She was then promoted to graduate department manager from December of 1980 until January of 1986. Between February 1986 and January of 1987 she worked as a regional graduate program manager. She was then employed as branch manager from February 1988 until January of 1990. She was then employed as a regional manager from January of 1990 until June of 1990. Ms. Reynolds was also self-employed as a management consultant from January 1990 until September of 1990. From October of 1990 to the present Ms. Reynolds has been employed as a paralegal and law office manager for the Law Office of Kennan E. Kaeder. Her duties include office administration, finance, preparation of legal documents and interfacing with clients. Ms. Reynolds graduated from San Diego State University in 1976 with a bachelor of arts degree.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

        The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

SUMMARY COMPENSATION TABLE

Long Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under- lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Julia I Reynolds President & Director(1)	2000 2001	$ $	0 0	0 0	0 0	0 0	0 0	0 0	0 0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

        The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Shareholder	Number of Shares Beneficially Owned	Percentage Owned
Lala Cartledge 1070 Sidonia Street Encinitas, CA 92024	6,666,666	22.68%
Joseph Lindquist 5765 Friars Road San Diego, California	6,666,666	22.68%
Julia Reynolds 3260 Meadow Grove Drive San Diego, California	6,666,667	22.68%
Other stockholders	6,982,000	24.18%
All officers and directors as a group	6,666,666	22.68%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the organization of Axtion, and prior to any stock splits, Kennan Kaeder, founding shareholder of our company, loaned $5,000.00 cash to the company and was issued 5,000,000 shares of common stock on June 4, 2000 in lieu of interest. On July 1, 2001, he sold all of his interest in the company by selling 1,666,667 of these shares to Julia Reynolds in exchange for $1,666.66, 1,666,666 of these shares to Joseph Lindquist in exchange for $1,666.66 and 1,666,666 of these shares for $1,666.66 to Lala Cartledge. From August 3, 2001 to October 15, 2001 Axtion conducted a private offering of its securities in which 1,570,000 shares of common stock were sold for total proceeds of $157,000. We have also issued 50,000 shares of common stock in exchange for the formulas for a sports nutrition bar and a sports nutrition drink. On October 15, 2001 Axtion conducted a four for one forward split of its common stock such that the 6,795,500 outstanding shares became 27,182,000 outstanding shares. This offering is for 6,982,000 shares of post split common stock.

        We have no formal written employment agreement or other contracts with our officer, and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. Ms. Reynolds anticipates initially devoting 20 hours per week of her time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Ms. Reynolds is prepared to devote more time to our company. Amounts of compensation and other terms of any full time employment arrangements with additional employees will be determined if and when such arrangements become necessary.

        The promoters of Axtion are Joseph Lindquist, Lala Cartledge and Kennan Kaeder. Mr. Kaeder is also counsel to the company and has been paid $15,000 for the preparation of this offering. It is anticipated that Mr. Kaeder will continue to act as counsel to the company after this offering is sold. Mr. Lindquist and Ms. Cartledge are not being compensated with either cash or stock by Axtion. Instead, they have provided promotional efforts as a means of increasing the value of the stock they purchased on July 1, 2001. Their promotional efforts have consisted of formulating a business plan,locating and negotiating the contract for the purchase of the formulas for the Axtion Bar and Hammerhead XT sports drink, participating in initial taste tests of our products, assisting with the design of the web site and Axtion Bar wrapper and finding investors for our private offering.

        We issued an aggregate of 175,000 pre-forward split shares to four individuals, Susan Hartog, Jaret Brown, Steve Zoumaras and Jon Lindquist as finder's fees in connection with locating investors for our private offering. None of these individuals are a registered broker dealer and none of these individuals are engaged in the regular practice of selling securities. Their involvement as finders for us was limited to locating investors who were then contacted by management or promoters Joe Lindquist and Lala Cartledge about investing. Jon Lindquist is the son of Joe Lindquist. Jon Lindquist lives in Anchorage, Alaska. Joe Lindquist lives in San Diego, California. Consequently, we do not consider them to be beneficial owners of each other's shares.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 4, 2002.

AXTION FOODS, INC. (Registrant)
By:	/s/ JULIA I. REYNOLDS Julia I. Reynolds, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 4, 2002.

By:	/s/ JULIA I. REYNOLDS Julia I. Reynolds, Director

AXTION FOODS, INC.

        Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2001

EXHIBITS

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
10.1	Mining Lease***

*
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on November 5, 2001 and are incorporated by reference herein.

**
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on November 5, 2001 and are incorporated by reference herein.

***
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on November 5, 2001 and are incorporated by reference herein.

QuickLinks

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT AXTION FOODS, INC.
PART I
PART II
AXTION FOODS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
AXTION FOODS, INC. A Development Stage Company) Balance Sheet June 30, 2001
AXTION FOODS, INC. A Development Stage Company) Statement of Operations From Inception, April 20, 2000 Through June 30, 2001
AXTION FOODS, INC. (A Development State Company) Statement of Changes in Stockholders' Equity (Deficit) From Inception, April 20, 2000 Through June 30, 2001
AXTION FOODS, INC. (A Development State Company) Statement of Cash Flows From Inception, April 20, 2000 Through June 30, 2001
Axtion Foods, Inc. (A Developmental Stage Company) Notes to Financial Statements June 30, 2001
PART III
SUMMARY COMPENSATION TABLE
PART IV
SIGNATURES
AXTION FOODS, INC.