Form 10QSB
period 2001-09-30
AXTION FOODS INC
filed 2002-06-04
CIK 1161647

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

Commission File Number:

Axtion Foods, Inc.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	98-0336674 (IRS Employer Identification No.)
4025 Camino Del Rio South Suite 300 San Diego, California www.axtionfoods.com. (Address of principal executive offices)	None (Former name or former address, if changed since last report)

92108 (Zip Code)	619-542-7719 (Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

        The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 26,982,000 common shares.

PART I

ITEM 1. FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended September 30, 2001 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        Our administrative office is located at 4025 Camino Del Rio South, Suite 300, San Diego, California. Our telephone number is 619-542-7719. Our Internet address is www.axtionfoods.com.

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

        We commenced business operations as a nutritional foods manufacturer and distributor on July 1, 2001 and we do not yet have any results from operations. Prior to July 1, 2001 the company had no business operations. On October 15, 2001 we conducted a four for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founder, 1,570,000 shares in connection with our private placement, 50,000 shares to acquire formulas for products, and 175,500 shares for services, for an aggregate 6,795,500 shares outstanding. At the completion of the four for one forward split, there were 26,982,000 shares of common stock outstanding.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES—NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5. OTHER INFORMATION—NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K—

  (a)
  Exhibits—NONE

  (b)
  Reports on Form 8-K—NONE

SIGNATURE

        In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTION FOODS, INC.
Dated: June 4, 2002	/s/ Julia I. Reynolds Julia I. Reynolds President

AXTION FOODS, INC.
(A Development Stage Company)
Balance Sheet

	September 30 2001	June 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$135,940	$4,893
Prepaid interest		12

Total current assets	135,940	4,905
Fixed Assets

Total Assets	$135,940	$4,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities	$	$5,000
Accrued liabilities	11,782	3,500
Accrued taxes	800	800

Total current liabilities	12,582	9,300
Long Term Liabilities
Stockholders' Equity (Deficit)
Common stock	130,450	539
Accumulated deficit during development stage	(7,092)	(4,934)

Total stockholders' equity (deficit)	123,358	(4,395)

Total Liabilities and Stockholders' Equity	$135,940	$4,905

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)
Statement of Operations

	For the First Quarter Ending September 30 2001		From Inception April 20, 2000 Through September 30, 2001
	(Unaudited)
Revenue	$		$
Expenses
General and administrative expenses		$2,146		$5,753

Net Loss from Operations		(2,146)		(5,753)
Interest Expense		12		539
Income Tax				800

Net Loss		$(2,158)		$(7,092)

Weighted Average Shares		21,989,565		20,391,111
Loss per share	$	nil	$	nil

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the First Quarter Ending September 30, 2001		From Inception April 20, 2000 Through September 30, 2001
	(Unaudited)
Cash Flows From Operating Activities
Net Loss		$(2,158)	$(7,092)
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash interest expense		12	539
Changes in:
Accrued liabilities		8,282	11,782
Accrued income tax payable			800

Net Cash Used in Operating Activities		6,136	6,029
Cash Flows from Investing Activities

Net Cash Used by Investing Activities		0	0
Cash Flows from Financing Activities
Proceeds from note			5,000
Repayment of note		(5,000)	(5,000)
Sale of common stock		124,911	129,911

Net Cash Provided by Financing Activities		124,911	129,911
Net Increase in Cash		131,047	135,940
Cash, beginning of the year		4,893	0

Cash, September 30		$135,940	$135,940

Supplemental Non Cash Investing and Financing Activities:
Supplemental Information:
Interest paid	$		$0
Taxes paid	$		$0

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
Notes to Financial Statements

1.    Basis of Preparation

        The unaudited financial statements of Axtion Foods, Inc. (the "Company") presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10-K for the year ended June 30, 2001.

2.    Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3.    Common Stock

        The Company has authorized 100,000,000 of no par common stock, (see Note 4). During the first quarter the Company issued 1,530,000 (pre-split, see Note 4) shares for $153,000. The Common Stock account has been reduced by $23,089 representing the offering costs paid or accrued through September 30, 2001.

4.    Subsequent Events

        In October 2001 the Company completed a four for 1 (4 for 1) split. All shares reported in this quarterly financial statements reflect this split.

        In October 2001 the Company issued 175,500 shares of common stock as finder's fees (pre 4 for 1 split) to four individuals for locating investors for the Company's private offering. The finder's fee was valued at fifteen percent of the amount of investment located in shares of common stock valued at the private offering price of $.10 per share. None of these individuals are affiliates of the Company. The share issuance will be recorded in the Company's December 31, 2001 financial statements.

        In October 2001 the Company issued 50,000 shares of common stock as partial consideration for the purchase of a health bar formula and a health drink formula as set forth in a purchase contract executed by the Company on July 12, 2001. The shares were valued at $0.10 per share for a total value of $5,000. The purchase agreement also obligates the Company to pay the seller five percent of all net profits earned from the use of the formulas. The share issuance will be recorded in the Company's December 31, 2001 financial statements.

QuickLinks

PART I
PART II. OTHER INFORMATION
SIGNATURE
AXTION FOODS, INC. (A Development Stage Company) Balance Sheet
AXTION FOODS, INC. (A Development Stage Company) Statement of Operations
AXTION FOODS, INC. (A Development Stage Company) Statement of Cash Flows
AXTION FOODS, INC. Notes to Financial Statements