Form 10QSB
period 2001-12-31
AXTION FOODS INC
filed 2002-06-04
CIK 1161647

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: December 31, 2001

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended December 31, 2001 are attached hereto.

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

AXTION FOODS, INC.
Dated: June 4, 2002	/s/ Julia I. Reynolds Julia I. Reynolds President

AXTION FOODS, INC.
(A Development Stage Company)
Balance Sheet

	December 31 2001	June 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$104,237	$4,893
Prepaid interest		12

Total current assets	104,237	4,905
Fixed Assets
Web site	9,500

Total Assets	$113,737	$4,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$	$5,000
Accrued liabilities	8,893	3,500
Accrued taxes	800	800

Total current liabilities	9,693	9,300
Long Term Liabilities
Stockholders' Equity (Deficit)
Common stock	134,450	539
Accumulated deficit during development stage	(30,406)	(4,934)

Total stockholders' equity (deficit)	104,044	(4,395)

Total Liabilities and Stockholders' Equity	$113,737	$4,905

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)
Statement of Operations

	For the Six Months Ending December 31 2001		For the Second Quarter Ending December 31 2001		From Inception April 20, 2000 Through December 31, 2001
	(Unaudited)
Revenue	$		$		$
Expenses
General and administrative expenses		$25,460		$23,340		29,067

Net Loss from Operations		(25,460)		(23,340)		(29,067)
Interest Expense		12				539
Income Tax						800

Net Loss		$(25,472)		$(23,340)		$(30,406)

Weighted Average Shares		24,120,870		21,709,565		21,354,000
Loss per share	$	nil	$	nil		nil

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)
Statement of Cash Flows

	For the First Six Months Ending December 31, 2001		From Inception April 20, 2000 Through December 31, 2001
	(Unaudited)
Cash Flows From Operating Activities
Net Loss		$(25,472)	$(30,406)
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash interest expense		12	539
Changes in:
Accrued liabilities		5,393	8,893
Accrued income tax payable			800

Net Cash Used in Operating Activities		(20,067)	(20,174)
Cash Flows from Investing Activities
Web site development		(9,500)	(9,500)

Net Cash Used by Investing Activities		(9,500)	(9,500)
Cash Flows from Financing Activities
Proceeds from note			5,000
Repayment of note		(5,000)	(5,000)
Sale of common stock		133,911	133,911

Net Cash Provided by Financing Activities		128,911	133,911
Net Increase in Cash		99,344	104,237
Cash, beginning of the year		4,893	0

Cash, December 31		$104,237	$104,237

Supplemental Non Cash Investing and Financing Activities:
Supplemental Information:
Interest paid	$		$0
Taxes paid	$		$0

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
Notes to Financial Statements

1.    Basis of Preparation

        The unaudited financial statements of Axtion Foods, Inc. (the "Company") presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary in order to make the financial statements not misleading, in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are for the year ended June 30, 2001.

2.    Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3.    Fixed Assets

        The Company has paid $9,500 for the development of a web site on which certain products which are being developed and acquired can be sold. Since the web site is not fully developed and operational as of December 31, 2001 the Company has not taken any depreciation on this asset.

4.    Common Stock

        The Company has authorized 100,000,000 of no par common stock. During the first six months the Company issued 6,280,000 shares for $157,000. The Common Stock account has been reduced by $23,089 representing the offering costs paid or accrued through December 31, 2001.

5.    Subsequent Events

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