Form 10QSB
period 2002-03-31
AXTION FOODS INC
filed 2002-06-04
CIK 1161647

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

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

PART I

ITEM 1. FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended March 31, 2002 are attached hereto.

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

AXTION FOODS, INC.
Dated: June 4, 2002	/s/ Julia I. Reynolds Julia I. Reynolds President

AXTION FOODS, INC.
(A Development Stage Company)
Balance Sheet

	March31 2002	June 30 2001
	(Unaudited)
ASSETS
Current Assets
Cash	$54,616	$4,893
Prepaid interest		12

Total current assets	54,616	4,905
Fixed Assets
Website	9,500
Production equipment, net	14,164

Total fixed assets	23,664

Total Assets	$78,280	$4,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Notes payable	$	$5,000
Accrued liabilities	5,950	3,500
Accrued taxes	800	800

Total current liabilities	6,750	9,300
Long Term Liabilities
Stockholders' Equity (Deficit)
Common stock	134,450	539
Accumulated deficit during development stage	(62,920)	(4,934)

Total stockholders' equity (deficit)	71,530	(4,395)

Total Liabilities and Stockholders' Equity	$78,280	$4,905

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)
Statement of Operations

	For the Three Months Ending March 31 2002		For the Nine Months Ending March 31 2002		From Inception April 20, 2000 Through March 31, 2002
	(Unaudited)
Revenue		$2,102		$2,102	$2,102
Cost of Goods Sold		1,051		1,051	1,051

Gross profit		1,051		1,051	1,051
Expenses
General and administrative expenses		$33,565		$59,025	62,632

Net Loss from Operations		(32,514)		(57,974)	(61,581)
Interest Expense				12	539
Income Tax					800

Net Loss		$(32,514)		$(57,986)	$(62,920)

Weighted Average Shares		26,280,000		24,830,073	21,864,000
Loss per share	$	nil	$	nil	nil

See the Accompanying Notes to the Financial Statements

AXTION FOODS, INC.
(A Development Stage Company)

Statement of Cash Flows

	For the First Nine Months Ending March 31, 2002		From Inception April 20, 2000 Through March 31, 2002
	(Unaudited)
Cash Flows From Operating Activities
Net Loss		$(57,986)	$(62,920)
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash interest expense		12	539
Depreciation		240	240
Changes in:
Accrued liabilities		2,450	5,950
Accrued income tax payable			800

Net Cash Used in Operating Activities		(55,284)	(55,391)
Cash Flows from Investing Activities
Web site development		(9,500)	(9,500)
Production equipment		(14,404)	(14,404)

Net Cash Used by Investing Activities		(23,904)	(23,904)
Cash Flows from Financing Activities
Proceeds from note			5,000
Repayment of note		(5,000)	(5,000)
Sale of common stock		133,911	133,911

Net Cash Provided by Financing Activities		128,911	133,911
Net Increase in Cash		49,723	54,616
Cash, beginning of the year		4,893	0

Cash, End of Period		$54,616	$54,616

Supplemental Non Cash Investing and Financing Activities:
Supplemental Information:
Interest paid	$		$0
Taxes paid	$		$0

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

3.    Fixed Assets

        The Company has paid $9,500 for the development of a web site on which certain products which are being developed and acquired can be sold. Since the web site is not fully operational as of March 31, 2002 the Company has not taken any depreciation on this asset. Additionally, the Company acquired plates for the production of wrappers and displays in March 2002. The Company has taken one-month depreciation on these plates since they have had a production run for promotional bars.

4.    Common Stock

        The Company has authorized 400,000,000 of no par common stock, (see Note 4). During the first six months the Company issued 6,280,000 shares for $157,000. The Common Stock account has been reduced by $23,089 representing the offering costs paid or accrued through December 31, 2001.

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