Form 10KSB
period 2002-06-30
AXTION FOODS INC
filed 2002-10-25
CIK 1161647

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

     FORM 10-KSB

     (Mark One) [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     [ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 2002

     Commission File No. 001-31347


     AXTION FOODS, INC. (Name of small business issuer in its charter)


           California                                         33-0906297

           --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

                                      4025 Camino Del Rio South
                                                       Suite 300
                                                 San Diego, California.
                                                     619-542-7149

     (Address, including zip code and telephone number, including area code, of registrant's executive offices)

     Securities registered under Section 12(b) of the Exchange Act: none

     Securities registered under Section 12(g) of the Exchange Act: Common Stock (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

Documents Incorporated by Reference: None

This Form 10-KSB consists of  Seventeen Pages
Exhibit Index is located at Page Sixteen

     TABLE OF CONTENTS

     FORM 10-KSB ANNUAL REPORT

     AXTION FOODS, INC.




                                                                            PAGE
                                                                      ----

Facing Page
Index
PART I
Item 1.    Description of Business.................................     1
Item 2.    Description of Property.................................     7
Item 3.    Legal Proceedings.......................................     7
Item 4.    Submission of Matters to a Vote of
               Security Holders....................................     8

PART II
Item 5.    Market for the Registrant's Common Equity
               and Related Stockholder Matters.....................     8
Item 6.    Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations..........................................     8
Item 7     Financial Statements....................................   F-1-F-20
Item 8.    Changes in and Disagreements on Accounting
               and Financial Disclosure............................    12


PART III
Item 9.    Directors, Executive Officers, Promoters
               and Control Persons, Compliance with
               Section 16(a) of the Exchange Act...................     8
Item 10.   Executive Compensation..................................    13
Item 11.   Security Ownership of Certain Beneficial
               Owners and Management...............................    14
Item 12.   Certain Relationships and Related
               Transactions........................................    15

PART IV
Item 13.   Exhibits and Reports on Form 8-K........................    16


SIGNATURES.........................................................    17











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

Results of Operations

From Inception on April 20, 2000

     We just recently acquired our first formulas for the manufacturing and distribution of nutritional products. At this time we have developed a health bar but we are still working on developing a health drink. We have not yet commenced meaningful business operations and we have not yet generated any revenue from the sale of products. As of June 30, 2002, the end of our most recent fiscal year, we had experienced operating losses of $90,545 since inception.

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


ITEM 7. FINANCIAL STATEMENTS


     AXTION FOODS, INC.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     PAGE Independent Auditors' Report F-2

     Consolidated balance sheets as of June 30, 2001 F-3

     Consolidated statements of operations for the years ended June 30, 2001 F-4

     Consolidated statements of stockholders' deficit for the year ended June 30, 2001 F-5

Consolidated statements of cash flows for the years ended June 30, 2001
F-6

     Notes to consolidated financial statements F-7







     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholder
Axtion Foods, Inc.

     We have audited the accompanying balance sheet of Axtion Foods, Inc. (a development stage company) as of June 30, 2002, and 2001 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended and for the period from inception (April 20, 2000) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axtion Foods, Inc. as June 30, 2002 and 2001, and the results of operations and their cash flows for the year then ended and the period from inception (April 20, 2000) to June 30, 2002, in conformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company cannot successfully implement its operating plan without raising additional capital. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SIEGEL  SMITH, LLP
Certified Public Accountants

Solana Beach, California
September 11, 2002

                                  BALANCE SHEET
                                     ASSETS

                                                June 30 June 30
                                                2002 2001
Current Assets
Cash                                           $27,833  $ 4,893
Accounts receivable                             13,350
Inventory                                       28,684
Prepaid expenses                                2,875  12
Total current assets                            72,742 4,905

Fixed Assets
"Molds, net"                                    11,487
"Web site, net"                                 8,312
Total fixed assets                              19,799 0

Total Assets                                  $ 92,541  $ 4,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Note payable                                    $       $ 5,000
Accounts payable                                21,586
Accrued liabilities                             4,500   3,500
Accrued taxes                                   800     800
Total current liabilities                       26,886  9,300

Long Term Liabilities

Stockholders' Equity (Deficit)
Common stock                                    157,539  539
Accumulated deficit during development stage    (91,884)(4,934)
Total stockholders' equity (deficit)            65,655 (4,395)

Total Liabilities and Stockholders' (Deficit) $ 92,541 4,905

                                INCOME STATEMENT
                                 From Inception
                             For the "April 20,2000
                                                              Year Ended Through
                                                   "June 30,2002" "June 30,2002"
Revenue                                               $ "13,362 " $ "13,362 "

Cost of Sales                                        "4,449 "   "4,449 "
         Gross profit                                "8,913 "   "8,913 "

Expenses
Selling and marketing                                "12,683 " "12,683 "
Consulting                                           "14,000 " "14,000 "
Legal                                                "25,000 " "25,000 "
Research and development                             "5,000 "  "5,000 "
General and administrative expenses                 "39,168 " "42,775 "
Total operating expenses                            "95,851 "  "99,458 "


Net Loss from Operations                           "(86,938)" "(90,545)"

Other Expenses
Interest expense                                        12 539

Income Tax Expense                                      800

Net Loss                                        $ "(86,950)" $ "(91,884)"


Weighted Average Shares                         "23,223,781 " "21,554,399 "
Loss per share                                  $ nil         $ nil


                                   CASH FLOWS
                                 From Inception
                                     For the
                           Year Ended "April 20, 2000"
                                 June 30 Through
                               2002 "June 30,2002"

Cash Flows From Operating Activities
Net Loss                                        $ "(86,950)" $ "(91,884)"

Adjustments to reconcile net income to net cash
provided by operating activities:
Non cash interest                                   12 539
Depreciation                                        "1,801 " "1,801 "
Changes in:
Accounts receivable                              "(13,350)"  (13,350)"
Inventory                                        "(28,684)" "(28,684)"
Prepaid expenses                                  "(2,875)" "(2,875)"
Accounts payable                                  "21,586 " "21,586 "
Accrued liabilities                                "1,000 " "4,500 "
Accrued income tax payable                            800

Net Cash Used in Operating Activities           "(107,460)" (107,567)"

Cash Flows from Investing Activities
Web site                                          "(9,500)" "(9,500)"
Product molds                                    "(12,100)" "(12,100)"

Net Cash Used by Investing Activities            "(21,600)""(21,600)"

Cash Flows from Financing Activities
Note proceeds (repayments)                        "(5,000)" 0
Sale of stock                                     "157,000 " "157,000 "

Net Cash Provided by Financing Activities         "152,000 ""157,000 "

Net Increase in Cash                               "22,940 ""27,833 "

"Cash, beginning of the year"                       "4,893 " 0

"Cash, June 30"                                 $ "27,833 " $ "27,833 "

Supplemental Non Cash Investing and Financing Activities:

Supplemental Information:
Interest paid                                   $ 0
Taxes paid                                      $ 0

                              SHAREHOLDER'S EQUITY

                            Common Stock Accumulated
Date            Description     Shares          Amount  Deficit         Total
June 4, 2000"   Shares issued   "20,000,000 "   $ 539 $ $ 539

"June 30, 2001" Net loss                        "(4,934)" "(4,934)"
" Balance June 30, 2001"        "20,000,000 "   $ 539 $ "(4,934)"    $"(4,395)"

August 6 Sale of stock          "160,000 "      "4,000" "4,000 "
August 13 Sale of stock         "160,000 "      "4,000" "4,000 "
August 27 Sale of stock         "80,000 "       "2,000" "2,000 "
August 28 Sale of stock         "280,000 "      "7,000" "7,000 "
August 31 Sale of stock         "3,840,000 "    "96,000" "96,000 "
September 5 Sale of stock       "160,000 "      "4,000" "4,000 "
September 7 Sale of stock       "480,000 "      "12,000" "12,000 "
September 10 Sale of stock      "640,000 "      "16,000" "16,000 "
September 13 Sale of stock      "320,000 "      "8,000" "8,000 "
October 17 Sale of stock        "160,000 "      "4,000" "4,000 "
June 30, 2002" Net loss                        "(86,950)" "(86,950)"
Balance June 30, 2002           "26,280,000 " $ "157,539 " $ "(91,884) $65,655


                                    FOOTNOTES

     1. Organization and summary of significant accounting policies Organization Axtion Foods, Inc. formerly Retail Windows, Inc. (the "Company"), a California corporation, was formed on April 20, 2000. The Company was originally organized to conduct any business allowed by the California corporation statute. In late June 2001 the Company adopted a business plan to distribute nutritional foods and supplements via mail order and the internet. The Company has limited sales and is not completely operational and, therefore, the Company is considered to be in the development stage.

         Accounting Method
         The Company records income and expenses on the accrual method.

         Fiscal Year End
         ---------------
         The Company's year end is June 30.

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

     Research and Development Costs Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS 2, Accounting for Research and Development Costs. The Company has incurred $5,000 in research and development costs for the period reported.

     Advertising Costs Advertising costs will be expensed as incurred. There was no advertising expense incurred for the period from inception through June 30, 2002.

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

     Reportable Operating Segments SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company currently operates its business in one operating segment.

     New Accounting Pronouncements In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB
101. The Company has adopt SAB 101.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has not yet begun significant operations, all costs associated with start-up activities are expensed as incurred.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specific costs and amortization of such costs. The company has implement SOP 98-1 regarding the Company's web site.


     2. Accounts Receivable In June the Company recorded its first significant sale of product to one customer. As of June 30, 2002 the sale, to this one customer, had not been collected. Therefore, at year-end the Company has trade receivables of $13,350. Since there is no indication at June 30, 2002 that this receivable is not collectable the Company has not established an allowance for doubtful accounts.

     3. Inventory Inventory consists of both nutrition bars and wrappers for bars. The Company values inventory on the first-in first-out, lower of cost or market method. At June 30, 2002 inventory consisted of the following: Nutrition Bars $14,510 Wrappers 14,174 ------ Total inventory $28,684 =======

     4. Fixed Assets Fixed assets consist of printing plates for nutrition bar wrappers and costs incurred developing the Company's web site. All fixed assets are depreciated using the straight-line method over their estimated lives of five years for the printing plates and two years for the web site. The following schedule provides costs and accumulated depreciation for each class of fixed assets:

     Plates Web Site Cost $12,100 $ 9,500 Accumulated depreciation 613 1,188 ---------- ----- Net $11,487 $ 8,312 ======= =======

     5. Shareholders' equity Preferred stock The Company has authorized 10,000,000 of no par preferred stock. As of June 30, 2001 there were no shares issued and outstanding.

     Common stock The Company has authorized 400,000,000 of no par common stock. On June 4, 2000 the Company issued 20,000,000 shares, (post split) of stock to the original incorporator in lieu of interest, ($539). The interest represents an annual percentage rate of 10% on the $5,000 loan and the stock has been valued at the calculated interest, (Note 4).

6.       Commitments
         The Company has made no material commitments.


     7. Related Party The original incorporator of the Company has advanced $5,000 to the Company in the form of a note. The note is unsecured and the proceeds have been used to pay costs and administrative expenses of organization. The Company issued 20,000,000 shares of stock in lieu of interest on this loan. The value of the stock was calculated using a 10% annual interest rate $539, (Note 3).

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

     8. Provision for Income Taxes As of June 30, 2002, Axtion Foods, Inc. has a federal net operating loss carry forward of approximately $89,600. The net operating loss carry forward will expire in 2016 if not utilized. Utilization of the net operating loss and tax credit carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

     Because the Company may not receive any benefit for its historical operating losses, Axtion Foods, Inc. has provided a full valuation allowance against its deferred tax asset. Significant components of net deferred tax assets at June 30, 2002 consist of the following:

            Net operating loss carry forward..........................   $89,600
                                                                         -------

     Total deferred tax assets....................................... 20,887

     Valuation  allowance.............................................  (20,887)
--------

     Net deferred tax assets......................................... $---------
==========

            Change in valuation allowance                     $19,923

     9. Going concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has not been engaged in any significant organizational activities and has not begun operations. Through June 30, 2002, the Company had incurred losses of $91,8444. Successful implementation of the Company's business plan is dependent upon obtaining financing in order to have the necessary resources to acquire inventory, develop a web site and develop a market for the Company's product. The Company's management believes that if the financing is not successful, the business plan will be seriously inhibited.


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

     The Directors and Officers of the Company as of the date of this report are as follows:



Name                       Age             Position
---------------------      ---     -------------------------

Julia I Reynolds            47     President, Secretary,
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

                                                      SUMMARY COMPENSATION TABLE



                                             Long Term Compensation
                                           ---------------------------
                    Annual Compensation          Awards        Payouts
                  -----------------------  ------------------  -------
                                                    Securities
                                   Other               Under-             All
Name                               Annual  Restricted  lying             Other
and                                Compen-   Stock    Options/   LTIP   Compen-
Principal          Salary   Bonus  sation   Award(s)    SARs    Payouts  sation
Position    Year    ($)      ($)    ($)       ($)        (#)       ($)    ($)
----------  ----  --------  -----  ------   --------  -------  -------   ------
Julia I Reynolds
President & 2000  $0      0       0          0        0        0        0
Director(1) 2001  $0      0       0          0        0        0        0




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

     Shareholder Number of Shares Percentage Owned Beneficially Owned Lala Cartledge 6,666,666 22.68% 1070 Sidonia Street Encinitas, CA 92024 Joseph Lindquist 6,666,666 22.68% 5765 Friars Road San Diego, California Julia Reynolds 6,666,667 22.68% 3260 Meadow Grove Drive San Diego, California Other stockholders 6,982,000 24.18% All officers and directors as a group 6,666,666 22.68%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                                                         PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

None

                                                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2002.

                                                          AXTION FOODS, INC.
                                                             (Registrant)





By: s/ Julia I. Reynolds
   -------------------------------------
  Julia I. Reynolds, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 24, 2002.





s/ Julia I. Reynolds
----------------------------------------
Julia I. Reynolds, Director




                                                          AXTION FOODS, INC.

     Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended June 30, 2002

EXHIBITS




3.1   Certificate and Articles of Incorporation*

3.2   Bylaws**

----------------



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