Form 10QSB
period 2002-09-30
AXTION FOODS INC
filed 2002-11-18
CIK 1161647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

                  Commission File Number: 0000912057-02-022970


                                    Axtion Foods, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                    California
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   98-0336674

                                   ----------
                        (IRS Employer Identification No.)

                            4025 Camino Del Rio South
                                    Suite 300
                              San Diego, California
                                  760-436-3124
                              www.axtionfoods.com.


                                ----------------
                    (Address of principal executive offices)

                                      None

                            ------------------------
          (Former name or former address, if changed since last report)

                                 92108
                                      -----
                                   (Zip Code)

                             619-542-7719
                                 --------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2002 was 26,982,000 common shares.



                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The un-audited financial statements for the three-month period ended September 30, 2002 are attached hereto.

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

Results of Operations

From Inception on April 20, 2000

       We just recently acquired our first formulas for the manufacturing and distribution of nutritional products. At this time we have developed a health bar but we are still working on developing a health drink. We have not yet commenced meaningful business operations and we have not yet generated any revenue from the sale of products. As of June 30, 2001, the end of our most recent fiscal year, we had experienced operating losses of $4,934 since inception. As of September 30, 2002, we had experienced operating losses of $112,787 since inception.

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

Liquidity and Capital Resources

       As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, and prior to any stock splits, our founding shareholder has loaned the company $5,000 in cash and was issued 5,000,000 shares of common stock in lieu of interest. This money has been utilized for organizational and start-up costs and as operating capital. As of June 30, 2001 we had sustained operating losses of $4,934 since inception. As of September 30, 2002we had sustained operating losses of $112,787 since inception. From August 3, 2001 until October 15, 2001 we conducted a private offering of our securities wherein we raised $157,000 in exchange for 1,570,000 shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits - 99.1

     (b)  Reports  on Form 8-K - NONE


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AXTION FOODS, INC.

     Dated: November 15, 2002 /s/ Julia I. Reynolds
                        Julia I. Reynolds President
































                                 CERTIFICATIONS*


I, Julia I. Reynolds, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of Axtion Foods, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.












































Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Julia I. Reynolds, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Axtion Foods, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Axtion Foods, Inc..

By:
/s/Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer &
Chief Financial Officer
Date: November 15, 2002



                               AXTION FOODS, INC.
                          (A Development Stage Company)
                              INTERIM BALANCE SHEET
                      September 30, 2002 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                            30-Sep-02             June 30
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                                            24-Jun-05              2002
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
      Current Assets
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Cash                                                                 $1,996        $        27,833
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Accounts receivable                                                 $13,350                 13,350
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Inventory                                                           $28,684                 28,684
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Prepaid expenses                                                     $2,875                  2,875
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
             Total current assets                                             $46,905                 72,742
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
      Fixed Assets
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Molds, net                                                           11,487                 11,487
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Web site, net                                                         8,312                  8,312
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
             Total fixed assets                                                19,799                 19,799
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
               Total Assets                                                   $66,704        $        92,541
----------==================================================--------------------------=======================
----------==================================================--------------------------=======================

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                    Liabilities And Stockholders Equity (Deficit)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
      Current Liabilities
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Note payable                                                 $                     $
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Accounts payable                                                     21,586                 21,586
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Accrued liabilities                                                   4,500                  4,500
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Accrued taxes                                                           800                    800
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
            Total current liabilities                                          26,886                 26,886
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
      Long Term Liabilities
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
      Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Common stock                                                        157,539                157,539
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
          Accumulated deficit during development stage                       (112,787)              (117,721)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
            Total stockholders' equity (deficit)                               44,752                 39,818
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholders' (Deficit)             $       66,704        $        66,704
----------===================================================================================================

                               AXTION FOODS, INC.
                          (A Development Stage Company)
                            INTERIM INCOME STATEMENT
                      September 30, 2002 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)

                                 From Inception
                                                                   For the               April 20,2000
                                                                Quarter Ended               Through
                                                                Sept 30, 2002             June 30,2002
      -----------------------------------------------------------------------------------------------------
Revenue                                                    $               13,362   $               13,362

Cost of Sales                                                               4,449                    4,449
-----------------------------------------------------------------------------------------------------------
      Gross profit                                                          8,913                    8,913

Expenses
      Selling and marketing                                                12,683                   12,683
      Consulting                                                           14,000                   14,000
      Legal                                                                25,000                   25,000
      Research and development                                              5,000                    5,000
      General and administrative expenses                                  65,005                   68,612
      -----------------------------------------------------------------------------------------------------
         Total operating expenses                                         121,688                  125,295


                                                                                      ---------------------
      -----------------------------------------------------------------------------------------------------
           Net Loss from Operations                                      (112,775)                (116,382)

Other Expenses
      Interest expense                                                         12                      539

Income Tax Expense                                                                                     800

                                                                                      ---------------------
      -----------------------------------------------------------------------------------------------------
           Net Loss                                        $             (112,787)  $             (117,721)
      =====================================================================================================



                               AXTION FOODS, INC.
                          (A Development Stage Company)
                              INTERIM STATEMENT OF CASH FLOWS
                      September 30, 2002 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                          For the             From Inception
                                                                         Year Ended           April 20, 2000
                                                                          June 30                Through
                                                                            2002               June 30,2002
                                                                     -------------------    -------------------
Cash Flows From Operating Activities
     Net Loss                                                      $           (112,787)  $           (117,721)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Non cash interest                                                           12                    539
         Depreciation                                                             1,801                  1,801
         Changes in:
         Accounts receivable                                                    (13,350)               (13,350)
         Inventory                                                              (28,684)               (28,684)
         Prepaid expenses                                                        (2,875)                (2,875)
         Accounts payable                                                        21,586                 21,586
         Accrued liabilities                                                      1,000                  4,500
         Accrued income tax payable                                                                        800

                                                                                        -----------------------
----------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                          (133,297)              (133,404)

Cash Flows from Investing Activities
         Web site                                                                (9,500)                (9,500)
         Product molds                                                          (12,100)               (12,100)

                                                                                        -----------------------
----------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                           (21,600)               (21,600)

Cash Flows from Financing Activities
         Note proceeds (repayments)                                              (5,000)                     0
         Sale of stock                                                          157,000                157,000

                                                                                        -----------------------
----------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                       152,000                157,000

         Net Increase in Cash                                                    (2,897)                 1,996

     Cash, beginning of the year                                                  4,893                      0

                                                                                        -----------------------
---------------------------------------------------------------------------------------------------------------
     Cash, June 30                                                 $              1,996   $              1,996
===============================================================================================================

Supplemental Non Cash Investing and Financing Activities:



Supplemental Information:
         Interest paid                                                                  $                    0
         Taxes paid                                                                     $                    0

                               AXTION FOODS, INC.
                          (A Development Stage Company)
                                    FOOTNOTES
                      September 30, 2002 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------





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