Form 10QSB
period 2002-12-31
AXTION FOODS INC
filed 2003-02-14
CIK 1161647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 2002

                  Commission File Number: 0000912057-02-022970

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 2002 was 26,982,000 common shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the period ended December 31, 2002 are attached hereto.

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

Our products are manufactured in accordance with specifications and packaging in wrappers and cans designed by Axtion but purchased from third parties. Management believes that the raw materials required for our products are available in abundance. Management also believes that it has sufficient capital to fund several bulk productions of our products and then commence and continue marketing and sales operations for the next twelve months. We have an exclusive contract in place which protects its right to market and sell its health bars and drinks indefinitely. If for any reason these products are not acceptable in the market place, Axtion does not know whether it could obtain substitute products or whether obtaining substitute products would be cost prohibitive. There can be no assurance that market place rejection of the health bar and drink would not have a material adverse effect on our operations.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of the date of the audit we had not generated any revenues and no revenues were anticipated until we began selling our products. We have financed our activities to date through the sale of securities. At inception, prior to any stock splits, our founding shareholder loaned the company $5,000 and received 5,000,000 shares of common stock in lieu of interest. From August 3, 2001 through October 15, 2001, we conducted a private placement sale of common stock for gross proceeds of $157,000. As of December 31, 2002, we had incurred operating losses of $150,765 since inception.

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

Results of Operations

From Inception on April 20, 2000

We just recently acquired our first formulas for the manufacturing and distribution of nutritional products. At this time we have developed a health bar but we are still working on developing a health drink. We have not yet commenced meaningful business operations and we have not yet generated any revenue from the sale of products. As of June 30, 2001, the end of our most recent fiscal year, we had experienced operating losses of $4,934 since inception. As of December 31, 2002, we had experienced operating losses of $150,765 since inception.

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

We are currently developing only two products for which we have purchased the formulas. We have produced over 50,000 energy bars to date, and printed up 1,000,000 bar wrappers printed and we are actively engaged in marketing to nationwide and regional outlets. The bars are all natural, gluten, caffeine and ephedra free energy bars that will produce a significant energy boast. To Axtion's knowledge, no other similar product exists.

Axtion maintains an active website at www.axtionfoods.com. The bars are currently available on the Internet at www.nextgenproteins.com. On February 12, 2003, Associated Services of Washington., one of Axtion's distributors established an account for sale of the bars at Bellevue Community College. In addition, Axtion has developed specialty bars for third parties including the "High Octane Bar" for a NASCAR distributor.

In addition, here are some of the Southern California stores that were or are carrying the Axtion bar: Capitol Drugs 8578 Santa Monica, West Hollywood Ca. 96069, Sorkin Productions 14809 Addison St., Sherman Oaks Ca., Paintball Depot, 7973 Mission George Rt. # A, Santee, ca. 92071, Inland Surfshop 6305 El Cajon Blvd., San Diego Ca. 921155, Mission Gorge Liquor 5865 Mission Gorge Rd. San Diego Ca. 92120, Abbot Liquor Store Ocean Beach Ca., Pacific Beach Surf Shop Epic Surf Shop Mira Mesa, Ca., Wildside Custom Cycles, Santee, Ca., Milton Surf shop La Jolla Ca., Bernies Bike Ocean Beach Ca. and Aztec Tan, El Cajon Ca.

Axtion and its distributors are currently making presentations to a number of large potential outlets and believe the company can close contracts to produce at least 100,000 bars per month. These distributors have or are approaching the following companies, among others, on behalf of Axtion: Albertson's Supermarkets, Associated Groceries, Block Buster Video, Food 4 Less, Food Lyons, Giant Eagle Supermarkets, GNC Nutrition, Harris Teeter Markets, Hollywood Video, K-Mart, Kroger Supermarkets, Longs Drug Stores, Pep Boys, Ralph's Supermarkets, Rite Aid, Sams Club, Savon Drugs, Target, Von's Supermarkets, WalMart and Wegman's Supermarkets.

Axtion has also entered into distribution agreements with the following companies, persons and entities:

                  Sorkin Productions
                  441S. Beverly Dr. Suite 1
                  Beverly Hills ca. 90212

                  Smart Choice
                  6855 Ramon Rd. SuiteD 204
                  Cathederal City Ca 92234

                  Invision Group LLC
                  520 Washington Blvd. Suite 104
                  Marina del Rey, Ca. 90292

                  7Distribution
                  4509 Adams St.
                  Carlsbad, Ca

                  American Harvest Financial Group
                  12033 Southeast Court 42nd. St.
                  Bellevue Wa. 98006

                  Associated Services of Washington
                  1075 Bellevue Way NE, #188
                  Bellevue, WA 98006

                  Next Generation Proteins, Inc.
                  5423 Central Avenue, #10
                  Newark, CA 94560

                  U.S. Tech Electronics
                  50351/2N. 7th Avenue, #4
                  Phoenix, AZ 85013


On December 19, 2002 we entered into a letter of intent to acquire Securesoft Systems, Inc., a Delaware corporation (S3I), as a wholly owned subsidiary of Axtion in exchange for a new issuance of 20,000,000 shares of common stock by Axtion to the shareholders of S3I. subject to the completion of a plan of reorganization. It is the intention of the parties hereto that all of the issued and outstanding capital stock S3I shall be acquired by Axtion in exchange solely for Axtion voting stock. These shares to be issued to the owners of S3I pursuant to this agreement shall be subject to the terms and conditions as outlined under Securities and Exchange Commission Rule 144 of the Securities Act of 1933. It is the intention of the parties hereto that this transactio qualify as a tax-free reorganization under Section 368(a) (1) (B) of the Internal Revenue Code of 1986, as amended, and related sections thereunder. That transaction has not yet closed and is still being negotiated.


Securesoft Systems, Inc. (S3I) is a software development company providing enterprise security and privacy compliance solutions for regulated business environments. S3I's core product, the Immunity Management Suite, is a web-based suite of compliance software providing process, knowledge, management and integration components that facilitate the assessment, remediation, reporting and on-going management of compliance issues. S3I is firmly footed in the Health Care industry today to facilitate the stringent regulations set forth by the Health Insurance Portability and Accountability Act (HIPAA).

S3I's software provides a structured approach that combines knowledge of current business processes and systems, an understanding of related legislation and the use of cohesive teams that are experienced with the issues and objectives surrounding compliance. S3I's implementation services include compliance gap analysis, risk management, cost benefit analysis, implementation strategies and monitoring.

Liquidity and Capital Resources

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

We commenced business operations as a nutritional foods manufacturer and distributor on July 1, 2001. Prior to July 1, 2001 the company had no business operations. On October 15, 2001 we conducted a four for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founder, 1,570,000 shares in connection with our private placement, and 175,500 shares for services, for an aggregate 6,795,500 shares outstanding. At the completion of the four for one forward split, there were 26,982,000 shares of common stock outstanding.

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

(a) Exhibits - 99.1

(b) Reports on Form 8-K - Change In Auditor February 14, 2003

                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXTION FOODS, INC.

Dated: February 13, 2003 /s/ Julia I. Reynolds
                   Julia I. Reynolds President

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

Date: February 13, 2003
/s/ Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer


*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.




                               AXTION FOODS, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       December 31, 2002 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                December 31,         June 30,
ASSETS                                          2002                 2002
------                                          ----                 ----
Current
   Cash                                          $           916      $        27,833
   Accounts receivable                                         -               13,350
   Inventory                                              10,960               28,684
   Prepaid expenses                                            -                2,875

                                                          11,876               72,742
Capital assets                                            16,214               19,799

                                                 $        28,090      $        92,541

LIABILITIES
Current
   Accounts payable                              $        21,316      $        26,886


STOCKHOLDERS' EQUITY
Capital Stock
   Preferred stock, no par value
   10,000,000 authorized, none outstanding
   Common stock, no par value
   100,000,000 authorized, 26,982,000                    157,539              157,539
   outstanding
Deficit accumulated during the development          (    150,765)        (     91,884)
stage

                                                           6,774               65,655

                                                 $        28,090      $        92,541




                               AXTION FOODS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
          for the three and six months ended December 31, 2002 and 2001 and April 20, 2000 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                           Cumulative from
                                                                                           April 20, 2000
                                                                                            (Date of Incep-
                           Three months ended                Six months ended              tion) to
                           December 31,                      December 31,                  December 31,
                                 2002             2001            2002           2001      2002
                                 ----             ----            ----           ----      ----

Sales                      $           -     $           -   $           -   $           -    $       13,362

Cost of sales                          -                 -               -               -             4,449
                                       -
                             -----------       -----------     -----------     -----------
Gross profit                           -                 -               -               -             8,913

Expenses
   Amortization                    1,792                 -           3,585               -             5,386
   Bad debts                      13,350                 -          13,350               -            13,350
   Consulting                          -                 -               -               -            14,000
   Legal                               -                 -               -               -            25,000
   General and                     4,423            23,340          23,825          25,472            65,599
administrative
   Research and                        -                 -               -               -             5,000
development
   Selling and marketing           1,430                 -           1,707               -            14,390

                                  20,995            23,340          42,467          25,472           142,725

Loss before the following    (    20,995)      (    23,340)    (    42,467)    (    25,472)     (    133,812)
   Interest                            -                 -               -               -      (        539)
   Write-down inventory      (    16,414)                -     (    16,414)              -      (     16,414)

Net loss for the period    $  (   37,409)    $  (   23,340)  $  (   58,881)  $  (   25,472)   $ (    150,765)

Basic loss per share       $  (    0.00)     $  (    0.00)   $  (    0.00)   $  (    0.00)

Weighted average number of
 common shares outstanding    26,982,000        24,120,870      26,982,000      24,120,870





                               AXTION FOODS, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the three and six months ended December 31, 2002 and 2001 and April 20, 2000 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                                Cumulative from
                                                                                                                April 20, 2000
                                                                                                                (Date of Incep-
                                                   Three months                        Six months                  tion) to
                                                ended December 31,                 ended December 31,            December 31,
                                              2002             2001              2002             2001               2002
                                              ----             ----              ----             ----               ----
Cash flows used in operating activities:
   Net loss for the period              $  (     37,409) $  (     23,340)  $  (     58,881) $  (     25,472)     $ (    150,765)
   Adjustments to reconcile net
    loss to net cash used in
    operations:
     Amortization                                 1,792                -             3,585                -               5,386
     Non cash interest                                -                -                 -                -                 539
   Changes in non-cash balances:
     Accounts receivable                         13,350                -            13,350                -                   -
     Inventory                                   17,724                -            17,724                -        (     10,960)
     Prepaid expenses                             2,875                -             2,875                -                   -
     Accounts payable                               588            1,121      (      5,570)           5,405              21,316

Net cash used in operating
 activities                                (      1,080)    (     22,219)     (     26,917)    (     20,067)       (    134,484)

Cash flows used in investing
 activity
   Acquisition of capital assets                      -     (      9,500)                -     (      9,500)       (     21,600)

Net cash used in investing
 activity                                             -     (      9,500)                -     (      9,500)       (     21,600)

Cash flows from financing activities:
   Note proceeds (repayments)                         -                -                 -     (      5,000)                  -
   Proceeds from issuance of
    common stock                                      -                -                 -          133,911             157,000

Net cash provided by financing
 activities                                           -                -                 -          128,911             157,000

                                                                    .../Cont'd.



                          AXTION FOODS, INC. Continued
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the three and six months ended December 31, 2002 and 2001 and April 20, 2000 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                                Cumulative from
                                                                                                                April 20, 2000
                                                                                                                (Date of Incep-
                                                   Three months                        Six months                  tion) to
                                                ended December 31,                 ended December 31,            December 31,
                                              2002             2001              2002             2001               2002
                                              ----             ----              ----             ----               ----

Net (decrease) increase in cash            (      1,080)    (     31,719)     (     26,917)          99,344               916

Cash, beginning of the period                     1,996          135,956            27,833            4,893                 -

Cash, end of the period                 $           916   $      104,237   $           916   $      104,237    $          916

Supplementary disclosure of cash flow information:
   Cash paid for:
     Interest                           $             -   $            -   $             -   $            -    $            -

     Income taxes                       $             -   $            -   $             -   $            -    $            -





                               AXTION FOODS, INC.
                          (A Development Stage Company)
                              INTERIM STATEMENT OF
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period from April 20, 2000 (Date of Inception) to December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                     Deficit
                                                                                   Accumulated
                                                   (Restated - Note 4)              During the
                                                       Common Stock                Development
                                           -------------------------------------
                                                Shares             Amount             Stage              Total
Balance, April 20, 2000                                  -   $             -    $             -    $             -
For debt
  Issuance of stock - at $0.000027              20,000,000               539                  -                539
Net loss for the period                                  -                 -      (       4,934)     (       4,934)

Balance, June 30, 2001                          20,000,000               539      (       4,934)     (       4,395)
For cash
  Issuance of stock - at $0.025                  6,280,000           157,000                  -            157,000
Net loss for the year                                    -                 -      (      86,950)     (      86,950)

Balance, June 30, 2002,
 as previously reported                         26,280,000           157,539      (      91,884)            65,655
For finders' fees
  Issuance of stock - at $0.025                    702,000            17,550                  -             17,550
  Prior period restatement - Note 4                      -     (      17,550)                 -      (      17,550)

Balance, June 30, 2002, as restated             26,982,000           157,539      (      91,884)            65,655
Net loss for the period                                  -                 -      (      58,881)     (      58,881)

Balance, December 31, 2002                      26,982,000   $       157,539    $ (     150,765)   $         6,774


The number of shares issued and outstanding has been restated to give retroactive effect to a stock split on a four for one basis approved by the shareholders on January 10, 2002.

                               AXTION FOODS, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                December 31, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's June 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's June 30, 2002 annual financial statements.

Note 2        Continuance of Operations

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at December 31, 2002, the Company has a working capital deficiency of $9,440 and has accumulated losses of $150,765 since inception. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Commitment

              By a Letter of Intent dated December 20, 2002, the Company agreed to acquire a software development firm as a wholly owned subsidiary. Under the terms of the Letter of Intent, the Company will issue 20,000,000 common shares in exchange for 100% of the issued and outstanding shares of the software development firm. This agreement is subject to final negotiations, shareholder approval, and the execution of a definitive agreement and plan of reorganization.

Note 4        Prior Period Restatement

              During the year ended June 30, 2002, the Company issued 702,000 common shares at $0.025 per share for finders' fees, which was not previously reported. Accordingly, capital stock has been restated to include the issuance of these shares and the payment of the finders' fees.







































Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Julia I. Reynolds, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Axtion Foods, Inc. for the quarterly period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Axtion Foods, Inc..

By:
/s/Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer &
Chief Financial Officer
Date: February 13, 2003