Form 10QSB
period 2003-03-31
S3I HOLDINGS INC
filed 2003-05-20
CIK 1161647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2003

                  Commission File Number: 0000912057-02-022970

                               S3I Holdings, Inc.
                          (formerly Axtoin Foods, Inc.)


        (Exact name of small business issuer as specified in its charter)

                                   California
         (State or other jurisdiction of incorporation or organization)

                                   98-0336674

                        (IRS Employer Identification No.)


                        5927 Priestly Drive, Carlsbad, Ca


                    (Address of principal executive offices)

                                      None

          (Former name or former address, if changed since last report)

                                      92110
                                   (Zip Code)


                                 (760) 602-1946

                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2003 was 26,982,000 common shares.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

The un-audited financial statements for the period ended March 31, 2003 are attached hereto.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because as of the date of the audit we had not generated any revenues and no revenues were anticipated until we began selling our products. We have financed our activities to date through the sale of securities. At inception, prior to any stock splits, our founding shareholder loaned the company $5,000 and received 5,000,000 shares of common stock in lieu of interest. From August 3, 2001 through October 15, 2001, we conducted a private placement sale of common stock for gross proceeds of $157,000. As of March 31, 2003, we had incurred operating losses of $150,765 since inception.

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

Results of Operations

From Inception on April 20, 2000

We just recently acquired our first formulas for the manufacturing and distribution of nutritional products. At this time we have developed a health bar but we are still working on developing a health drink. We have not yet commenced meaningful business operations and we have not yet generated any revenue from the sale of products. As of March 31, 2003, we had experienced operating losses of $155,177 since inception.

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

AXTION FOODS, INC.

Dated: May 20, 2003 /s/ Julia I. Reynolds
                   Julia I. Reynolds President

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

Date: May 20, 2003

/s/ Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer

*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                               S31 HOLDINGS, INC.
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        March 31, 2003 and June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)         (Audited)
                                                                                March 31,           June 30,
                                                     ASSETS                       2002                2002
                                                     ------                       ----                ----
Current
   Cash                                                                     $           145     $        27,833
   Accounts receivable                                                                    -              13,350
   Inventory                                                                         10,960              28,684
   Prepaid expenses                                                                       -               2,875

                                                                                     11,105              72,742
Capital assets                                                                       14,421              19,799

                                                                            $        25,526     $        92,541

                                                    LIABILITIES
Current
   Accounts payable                                                         $        23,164     $        26,886


                                               STOCKHOLDERS' EQUITY
Capital Stock
   Preferred stock, no par value
   10,000,000 authorized, none outstanding
   Common stock, no par value
   100,000,000 authorized, 26,982,000 outstanding                                   157,539             157,539
Deficit accumulated during the development stage                               (    155,177)       (     91,884)

                                                                                      2,362              65,655

                                                                            $        25,526     $        92,541



                               S31 HOLDINGS, INC.
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS for the three and nine months ended March 31, 2003 and 2002 and April 20, 2000 (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                            Cumulative from
                                                                                                            April 20, 2000
                                                                                                            (Date of Incep-
                                             Three months ended                 Nine months ended              tion) to
                                                  March 31,                         March 31,                  March 31,
                                            2003             2002             2003             2002              2003
                                            ----             ----             ----             ----              ----

Sales                                 $            -   $        2,102   $            -   $        2,102      $       13,362

Cost of sales                                      -            1,051                -            1,051               4,449
                                                   -
                                        ------------     ------------     ------------     ------------
Gross profit                                       -            1,051                -            1,051               8,913

Expenses
   Amortization                                1,793                -            5,378                -               7,179
   Bad debts                                       -                -           13,350                -              13,350
   Consulting                                      -                -                -                -              14,000
   Legal                                           -                -                -                -              25,000
   General and administrative                  2,619           33,565           26,444           59,025              68,218
   Research and development                        -                -                -                -               5,000
   Selling and marketing                           -                -            1,707                -              14,390

                                               4,412           33,565           46,879           59,025             147,137

Loss before the following               (      4,412)    (     32,514)    (     46,879)    (     57,974)       (    138,224)
   Interest                                        -                -                -     (         12)       (        539)
   Write-down inventory                            -                -     (     16,414)               -        (     16,414)

Net loss for the period               $  (     4,412)  $  (    32,514)  $  (    63,293)  $  (    57,986)     $ (    155,177)

Basic loss per share                  $  (    0.00)    $  (    0.00)    $  (    0.00)    $  (    0.00)

Weighted average number of
 common shares outstanding                26,982,000       26,280,000       26,982,000       26,280,000


                               S31 HOLDINGS, INC.
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS for the three and nine months ended March 31, 2003 and 2002 and April 20, 2000 (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                                Cumulative from
                                                                                                                April 20, 2000
                                                                                                                (Date of Incep-
                                                Three months ended                 Nine months ended               tion) to
                                                    March 31,                          March 31,                   March 31,
                                              2003             2002              2003             2002               2003
                                              ----             ----              ----             ----               ----
Cash flows used in operating activities:
   Net loss for the period              $  (      4,412) $  (     32,514)  $  (     63,293) $  (     57,986)     $ (    155,177)
   Adjustments to reconcile net
    loss to net cash used in
    operations:
     Amortization                                 1,793              240             5,378              240               7,179
     Non cash interest                                -               12                 -               12                 539
   Changes in non-cash balances:
     Accounts receivable                              -                -            13,350                -                   -
     Inventory                                        -                -            17,724                -        (     10,960)
     Prepaid expenses                                 -                -             2,875                -                   -
     Accounts payable                             1,848           (2,955)     (      3,722)           2,450              23,164

Net cash used in operating
 activities                                (        771)    (     35,217)     (     27,688)    (     55,284)       (    135,255)

Cash flows used in investing
 activity
   Acquisition of capital assets                      -     (     14,404)                -     (     23,904)       (     21,600)

Net cash used in investing
 activity                                             -     (     14,404)                -     (     23,904)       (     21,600)

Cash flows from financing activities:
   Note proceeds (repayments)                         -                -                 -     (      5,000)                  -
   Proceeds from issuance of
    common stock                                      -                -                 -          133,911             157,000

Net cash provided by financing
 activities                                           -                -                 -          128,911             157,000


                          S31 HOLDINGS, INC. Continued
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS for the three and nine months ended March 31, 2003 and 2002 and April 20, 2000 (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                                Cumulative from
                                                                                                                April 20, 2000
                                                                                                                (Date of Incep-
                                                Three months ended                 Nine months ended               tion) to
                                                    March 31,                          March 31,                   March 31,
                                              2003             2002              2003             2002               2003
                                              ----             ----              ----             ----               ----

Net (decrease) increase in cash            (        771)    (     49,621)     (     27,688)          49,723               145

Cash, beginning of the period                       916          104,237            27,833            4,893                 -

Cash, end of the period                 $           145   $       54,616   $           145   $       54,616    $          145

Supplementary disclosure of cash flow information: Cash paid for:
     Interest                           $             -   $            -   $             -   $            -    $            -

     Income taxes                       $             -   $            -   $             -   $            -    $            -




                               S31 HOLDINGS, INC.
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                              INTERIM STATEMENT OF
                              STOCKHOLDERS' EQUITY
                 (DEFICIENCY) for the period from April 20, 2000
                      (Date of Inception) to March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                     Deficit
                                                                                   Accumulated
                                                   (Restated - Note 4)              During the
                                                       Common Stock                Development
                                           -------------------------------------
                                                Shares             Amount             Stage              Total
Balance, April 20, 2000                                  -   $             -    $             -    $             -
For debt
  Issuance of stock - at $0.000027              20,000,000               539                  -                539
Net loss for the period                                  -                 -      (       4,934)     (       4,934)

Balance, June 30, 2001                          20,000,000               539      (       4,934)     (       4,395)
For cash
  Issuance of stock - at $0.025                  6,280,000           157,000                  -            157,000
Net loss for the year                                    -                 -      (      86,950)     (      86,950)

Balance, June 30, 2002,
 as previously reported                         26,280,000           157,539      (      91,884)            65,655
For finders' fees
  Issuance of stock - at $0.025                    702,000            17,550                  -             17,550
  Prior period restatement - Note 4                      -     (      17,550)                 -      (      17,550)

Balance, June 30, 2002, as restated             26,982,000           157,539      (      91,884)            65,655
Net loss for the period                                  -                 -      (      63,293)     (      63,293)

Balance, March 31, 2003                         26,982,000   $       157,539    $ (     155,177)   $         2,362


The number of shares issued and outstanding has been restated to give retroactive effect to a stock split on a four for one basis approved by the shareholders on January 10, 2002.

                               S31 HOLDINGS, INC.
                          (formerly Axtion Foods, Inc.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2003
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Interim Reporting

              While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. These interim financial statements follow the same accounting policies and methods of their application as the Company's June 30, 2002 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's June 30, 2002 annual financial statements.

Note 2        Continuance of Operations

              These financial statements have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at March 31, 2002, the Company has a working capital deficiency of $12,059 and has accumulated losses of $155,177 since inception. The Company's ability to continue as a going concern is dependent upon obtaining the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note 3        Prior Period Restatement

              During the year ended June 30, 2002, the Company issued 702,000 common shares at $0.025 per share for finders' fees, which was not previously reported. Accordingly, capital stock has been restated to include the issuance of these shares and the payment of the finders' fees.

Note 4        Subsequent Event

              By an Agreement and Plan of Reorganization ("Agreement") dated February 15, 2003 and closed April 16, 2003, the Company acquired 100% of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware incorporated software development firm by the issuance of 20,076,644 common shares of the Company. In addition, the controlling shareholders of the Company have surrendered and returned to treasury their stock held in the Company (20,000,000 common shares) in exchange for the transfer of all the right, title and interest to the sports nutrition products developed by the Company since its inception. In connection with this Agreement, the Company changed its name from Axtion Foods, Inc. to S31 Holdings, Inc.


Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Julia I. Reynolds, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Axtion Foods, Inc. for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Axtion Foods, Inc..

By:/s/Julia I. Reynolds
Julia I. Reynolds
Chief Executive Officer &
Chief Financial Officer
Date: May 20, 2003