Form 10KSB
period 2003-06-30
S3I HOLDINGS INC
filed 2003-10-15
CIK 1161647

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31347

For the Year ended June 30, 2003

S3I Holdings, Inc
(formerly Axtion Foods, Inc.)

California	98-0336674

(State or other jurisdiction of incorporation or organization)	(IRS E.I.N Number)

5927 Priestly Drive, Carlsbad, California, 92008
(Address of principal executive offices) (Zip Code)

(760) 602-1946
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Equity Voting Stock

As of June 30, 2003, 22,709,197 Common shares issued and outstanding

As of June 30, 2003, 11,251,929 shares of shares of Common Stock were held by non-affiliates, with little or no market activity on June 30, 2003.

Yes [X] No[  ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

PART I

ITEM 1 . Description of Business.

( a ) Historical Information . Effective April 16, 2003, S3I Holdings, Inc. (the "Company"), pursuant to the Share Exchange Agreement ("the Agreement") closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation ("Securesoft"), making Securesoft a wholly-owned subsidiary of the Company, and exchanging all of Securesoft's capital stock for shares of Company's authorized but un-issued shares of common stock as provided in Agreement. In connection with the Agreement, the Company changed its name from Axtion Foods, Inc. to S3I Holdings, Inc.

Further in connection with the Share Exchange Agreement, the controlling shareholders of the Company have surrendered their stock in exchange for transfer of all right, title and interest to the sports nutrition products developed by the Company since its inception. In accordance with that agreement, it is the intention of the parties that the Company would acquire all of the issued and outstanding capital stock of Securesoft in exchange solely for the number of shares of the Company's authorized but un-issued common stock and that the exchange qualify as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections there under; and the exchange qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933 and under the applicable securities laws of each state or jurisdiction where the shareholders reside.

Further in connection with said agreement, the Company's sole officer and director resigned and appointed Fred Villella, Wayne Yamamoto, and Luke C. Zouvas as an additional Directors, to become the Remaining Directors upon the resignation of Julia Reynolds; and Julia Reynolds, resigned from all corporate offices; effective upon, and only upon, the written acceptance of office by Fred Villella, Wayne Yamamoto, and Luke C. Zouvas which written acceptance was delivered. On June 30, 2003, Interim Director Luke C. Zouvas, fulfilling his role in the successful completion of the acquisition subsequently resigned as Director of the Company.

( b ) Our Business History . Axtion Foods, Inc. was incorporated under the laws of the State of California on
April 20, 2000. Prior to the acquisition, the Company was engaged in the development, manufacturing and distribution of health bars and health drinks. They completed the development of a health bar, called the "Axtion Bar," but did not complete the development of the health drink. Axtion had planned to sell its products to mass volume retailers, health food stores and a combination of other channels, including health clubs and gyms, international markets and private label manufacturing and independent distributors. They planned to establish distribution channels throughout the United States and Canada. These plans never materialized.

Securesoft Systems, Inc. a wholly owned was incorporated in September 1999. The company develops, markets and sells enterprise compliance and risk management software solutions enabling clients to ensure that privacy, ebusiness and security policies remain aligned with regulatory requirements, and an organization's business strategies and performance goals. This application was submitted for a patent which is still pending.

Securesoft was awarded a contract from the second largest county in the US to assess and manage HIPAA compliance in 2000. The scope of the contract was expanded and extended into fiscal year 2003 totaling $2.4 million in revenues for the company. Additionally, Securesoft expanded distribution and sales channels by entering into a number of business and technology partnerships. This effort resulted in major contracts in 20 State run Healthcare facilities in 2002 and 2003. These partnerships continue to generate revenue opportunities for Securesoft and its partners .

Page - 2

Securesoft has consciously reinvested profits from these engagements into enhancing and upgrading the technology to maintain a competitive advantage.

( c ) Employees . Management's plan is, and has been, to employ consultants, attorneys and accountants, and employees, as needed for necessary corporate care and maintenance. We have no anticipation of a change in this policy, except as may result should our probable acquisition ripen into fruition.

( d ) Risk of Business Acquisition Failure . The acquisition does not guarantee success. Securesoft Systems, Inc. is a software development company providing enterprise security and privacy compliance solutions for regulated business environments. S3I's core product, the Immunity Management Suite, is a patent pending web-based software suite providing process, knowledge, management and integration components that facilitate the assessment, remediation, reporting and on-going management of regulatory and corporate compliance issues. Securesoft is firmly footed in the Health Care industry today to facilitate the stringent regulations set forth by the Health Insurance Portability and Accountability Act (HIPAA).

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

( e ) Our Acquisition . On April 15, 2003, our shareholders approved the Share Exchange of Securesoft Systems, Inc., Ltd. , a Delaware Corporation, for 15,702,197 New Investment Shares of common stock. The closing occurred April 15, 2003, following the end of the current reporting period.

ITEM 2 . Description of Property.

As of April 16, 2003 and giving effect to the Share Exchange, we moved our principal place of business to 5927 Priestly Drive, Carlsbad, CA 92008.

ITEM 3 . Legal Proceedings.

The Company was named as a defendant in a case entitled I-Sol, Inc. v. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003 . The plaintiff asserted a cause of action for an alleged breach of contract action against Securesoft Systems, Inc. arising out of the performance of certain consulting services. This case was fully tried, argued, briefed and submitted to the Judge for JAMS on September 15, 2003. We are awaiting the ruling, which is anticipated during October 2003. Management’s response to the claim was to contest liability vigorously, while seeking to resolve the case through settlement negotiations based on economic consideration of the cost of litigation. Management’s response was supported by the evidence and record obtained throughout the discovery and well within managements duties and obligations to the shareholders and corporation. The demand at the initiation of the arbitration was approximately $120,000.00

The company, directors, officers and affiliates are not involved in any other litigation to the best of the company’s knowledge.

Page - 3

ITEM 4 . Submission of Matters to a Vote of Security Holders.

Pursuant to and at the closing of the Share Exchange Agreement, dated February 15, 2003, between Securesoft Systems, Inc. ("Securesoft") and S3I Holdings, Inc. ("the Company"), the Company acquired 100% of the issued and outstanding shares in the capital of Securesoft Systems, Inc., all in exchange for 15,702,197 new investment shares of common stock in S3I Holdings. The resulting S3I Shareholders will own all of the issued and outstanding shares of the capital stock of Securesoft Systems, Inc.

The Company acquired all of the issued and outstanding capital stock of Securesoft, making Securesoft a wholly-owned subsidiary of the Company, and the Securesoft Shareholders desire to exchange all of their shares of capital stock for 15,702,197 new investment shares of Common Stock in the Company.

The Share Exchange Agreement was approved by 72.5% of Securesoft’s shareholders.

1.1 Exchange of Shares. AXFO and the S3I Shareholders hereby agree that the S3I Shareholders shall, on the Closing Date (as hereinafter defined), exchange all of their issued and outstanding shares of the capital stock of S3I (the "Shares") for the shares of AXFO Common Stock, $0.001 par value (the "AXFO
Shares") set forth in Exhibit A attached hereto. The number of shares of capital stock owned by each shareholder of S3I and the number of shares of AXFO Common Stock which each will be entitled to receive in the Exchange is set forth in Exhibit A attached hereto.

1.2 Delivery of Shares. On the Closing Date, the S3I Shareholders will deliver to AXFO the certificates representing the Shares, duly endorsed (or with executed stock powers) so as to make AXFO the sole owner thereof. Simultaneously, AXFO will deliver certificates representing the AXFO Shares to the S3I Shareholders.

PART II

ITEM 5 . Market for Common Equity and Stockholder Matters.

( a ) Market Information . The Company has one class of securities, Common Stock. The Company's Securities may be quoted on the OTCBB (Over-The-Counter Bulletin Board), only in the first quarter of 2003. No stability of market price or value should be inferred from our acceptance for OTCBB quotation. Quotations for, and transactions in our securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

( b ) Holders . Management calculates that the approximate number of holders of the Company's Common Stock as of June 30, 2003, was approximately 53.

( c ) Dividends . We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on its Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant. The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Page - 4

( d ) Sales of Unregistered Common Stock . About April 16, 2003, we issued 15,702,197 new investment acquisition shares for the shareholders of Securesoft Systems, Inc. , our new wholly owned subsidiary. Control of this our parent issuer then passed to the shareholders of the acquired subsidiary.

ITEM 6 . Management's Discussion and Analysis or Plan of Operation.

Management's discussion and analysis is intended to be read in conjunction with our audited financial statements and the notes attached to them included elsewhere in this document. This report and our audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

- the projected growth or contraction in the computer software and Healthcare market in which we operate; - our business strategy for expanding, maintaining or contracting our presence in these markets; - anticipated trends in our financial condition and results of operations; and - our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of this report.

Any of the factors described above or in the "Risk Factors" section of this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

( a ) Plan of Operation: Next Twelve Months .

Research and Development
Securesoft is currently developing enhancements to existing products and expanding the product set to enable Secursoft Systems to enter the Physician and Rural Hospital Healthcare markets. Additionally, the company is investing in technology to accommodate and address the needs of other industries by supporting multiple regulations including NCAA, NIST, GLB and Sarbanes-Okley that must be addressed by the education, financial and government markets. Securesoft also plans on developing or integrating 3 rd party security software products into the Securesoft software product line. This decision is a direct consequence of the substantial increase in attacks against computer operating systems and virus attacks, and the need to manage and report against corporate policy, and government regulations and law.

Page - 5

Investment capital will allow Securesoft to expand its engineering efforts.

Marketing
Securesoft is currently focused on addressing the multi-billion dollar HIPAA compliance needs within the healthcare industry. HIPAA will influence a large portion of the healthcare Information Technology Security (ITS) dollar expenditures over the next three years. Specifically, Securesoft will begin addressing the needs of 700,000 practicing medical Physician’s and small Healthcare clinics with a cost efficient monthly subscription. This cost effective web enabled service will be hosted at the Securesoft Data Center. Securesoft will select existing distributors and reseller currently marketing to the physician market.

As a result of the new Healthcare security rule and increased emphasis on cyber security, Securesoft is preparing a comprehensive Security Remediation program initially introduced at the annual Healthcare conference. Designed originally for Healthcare, the company believes other industries will have similar interest in the products and services including Higher Education and the space program area. The Security Initiative will address all industries and vertical markets in addition to a strong focus on healthcare. Based upon achieving projected successes in the healthcare market, Securesoft plans future expansion into other regulated industries including insurance, education, financial and government.
Raising Capital
The Company has submitted documentation pursuant to due diligence requests by several lenders. The Company is being considered for a loan of $2 million dollars to be secured by the Company’s common treasury stock, which will lodged as security against the loan and convertible only if the Company defaults on its terms. The contemplated loan carries a 5% interest rate, due in five years with interest only payable in the first year and full amortization of the loan principal over the remaining four years. The Company is also pursuing a smaller equity financing of $400,000 that would enable it to meet its immediate cash requirements over the next 6 months. Terms of this potential financing have not been finalized.

Selling, General and Administrative
Securesoft has developed its initial sales channel by cultivating strategic alliances with major business and technology consultancies and smaller healthcare industry focused consultancies that consider the Immunity Management Suite to be their preferred HIPAA compliance solution. S3I utilizes this sales channel to generate revenue in the form of product and subscription sales. S3I generates additional revenue from professional services, on-going support and maintenance contracts. These technical support services are either provided by S3I directly or through one of its technology partners.

Significant Accounting Policies
The Company’s accounting policies are consistent with GAAP rules and regulations. The Company uses the accrual accounting method.

Risk Factors Associated with The Company’s Business and Future Operating Results

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries, and IT spending

Page - 6

within Healthcare. Our operating results have been and continue to be affected as a result of the recent unfavorable global economic conditions and general overall increase in the cost in Healthcare reducing IT spending. If these economic conditions do not improve, or if we experience a continued weakening, we may experience material adverse impacts on our business operating results and financial condition. In contrast to positive market growth predicted by many market research firms, we expect sales to be weak and information technology ("IT") spending to remain flat or decrease in 2003. The economic downturn has also put financial pressure on our distribution and retail partners for software products.
Other risks and uncertainties for the Company include, but are not limited to:

● Adverse changes in general economic conditions in any countries in which we do business, including the U.S.

● Products and product upgrades may not be released on a timely basis due to technological difficulties

● Products and product upgrades may not achieve market acceptance within the desired markets

● We might not be able to fund our working capital needs from cash flows

● Corporate reductions in information technology spending

● Difficulties in transitioning to new markets

● Introduction of products by competitors

● Weakness in demand for application software

● Litigation

● Lack of employment agreements for key personnel

Our products are sold in markets that change rapidly and we must continually anticipate and adapt our products to emerging computer technologies and capabilities. We may not be able to successfully adapt to these changing markets. We may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed above.

The preceding statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that we would not be able to fund its working capital needs from cash flow.

( b ) Results of Operations .

ITEM 7. Financial Statements.

( a ) Audit Committee . The Audit Committee is headed by Mr. Joshua Fink and reports directly to the Board of Directors.

( b ) Financial Statements . Audited Financial Statements for year ended June 30, 2003, is provided as Exhibit AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Page - 7

PART III

ITEM 9 . Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act..

Biographical information about these management personal is unchanged from our previous annual report.
Table
Name	Age	Position	Term

Fred Villella	(55)	President and Director	Annual
Wayne Yamamoto	(46)	Director	Annual

These Officers and Directors for the year 2003, and previously, will continue to serve in 2003-2004, but have retired in favor of new officers and directors.

On February 15, 2003, our shareholders approved the Share Exchange of Securesoft Systems, Inc., a Delaware Corporation, for 15,702,197 New Investment Shares of common stock. The closing occurred April 15, 2003.

The Reorganized Company has an established executive and operational management team with significant industry expertise and technical knowledge that is fully supported by renowned industry software development partners. The management and functional structure of the Company is as follows, effective tentatively in April 2003.

The following table sets forth information with respect to our current executive officers, principal employees, consultants and directors.

Fred J. Villella, Age ____

Director and President

Fred J. Villella became Chairman of the Board, President in April 2003 and has managed the routine functions of the subsidiary and the public company (SEIH). Prior to that time, he was the Chariman of the Board, Secretary and President of Securesoft Systems, Inc., which is now the wholly owned subsidiary of S3I Holdings, Inc. In September 1999, Mr. Villella Co-Founded Securesoft Systems Inc. As the President - He initiated the company’s initial Healthcare contract to perform HIPAA services at Los Angeles County that began at $400.000 and grew to $2.4 Million. He engineered the channel relationship with KPMG, Nextiraone Federal and ACS-Inc that resulted in sustained contracts. In November 1998, Mr. Villella conceptualized the BETA for the "iSecure" software technology initiative in 1999 at the request of a federal lab charged with developing compliance-based security solutions. In January 1985, as president of New Dimensions International (NDI), he pioneered initiatives in IT security adopted by government and the aerospace industry. The Pentagon and NASA selected NDI to develop protection applications for major scientific, developmental and manufacturing projects worldwide. These included system security for 32 space programs and certification programs for NASA, the Air Force and the Navy. In February 1981, Mr. Villella was appointed by President Reagan and confirmed by the Senate as Executive Director of the Executive Agency for Disaster Recovery, Continuity of Government and National Security. Appointed by the President as Executive Secretary to the President’s National Security Advisor, he coordinated the first Telecommunications Act with White House Counselor and Attorney General Edwin Meese, former Deputy Secretary of Defense Fred Ikle, former National Security Advisers Admiral John Poindexter and "Bud" MacFarlane, members of Congress, as well as members of the industry and the scientific community. During federal service, he chaired the Agency Management Council; performed international liaison at the ambassadorial level; organized the nation’s international counter-terrorism program; worked closely with state Governors and locally elected officials; and represented the President before Congress and constituent groups. In October 1976, Mr. Villella retired from the military as the Director of Law Enforcement and Security having received nationwide recognition. He has a long and impressive record of achievements and has spearheaded the growth of Securesoft Systems Inc as a viable software integration company with significantly promising technologies.

Page - 8

Wayne Yamamoto, Age 43

Wayne Yamamoto has established a successful executive management track record leading companies through periods of rapid profitable growth over the last 27 years. Prior, Wayne co-founded and served as the CTO for World-Sure, Director of Technology for First Wall Street Capital International, founder and CEO of Mirim. Prior, Wayne served as the Vice President of Corporate Development, Vice President of Business Development and as the Vice President of Product Management for Quark, Inc., the leading provider of desktop publishing software worldwide. Wayne also established and managed Quark’s $300 million international venture fund. Prior to joining Quark, Wayne was VP of Research and Development for W&W, the technology division of Tele-Communication, Inc. and a founding contributor and Product Manager of Arbor Software. Wayne also served as a director for the Harmonie Group.

Our Bylaws provide that the Board of Directors serve for one year. The Board is currently comprised of two members. Get specific data from the bylaws for this section.

Board Committees

The Company has a Finance Committee only. Joshua Fink, an existing shareholder of S3I Holdings, currently currently serves as Chairman of the committee. The Committee is focused on raising investment capital and overseeing the IR/PR programs related to investment purposes.

ITEM 10 . Executive Compensation .

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Fred Villella President	2002	144,000	0	0	200,000	0	0	0
	2001	144,000	0	0	200,000	0	0	0
	2000	144,000	0	0	200,000	0	0	0
*Wayne Yamamoto Director	2002	N/A	0	0	0	0	0	0
	2001	N/A	0	0	0	0	0	0
	2000	N/A	0	0	0	0	0	0

* Mr. Yamamoto joined as a Member of the Board of Directors in April 2003 with no compensation package in place.

Page - 9

ITEM 11 . Security Ownership of Certain Beneficial Owners and Management.

To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, and of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our stock., known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

Name and Address of Beneficial Owner Common Stock	Share Ownership	% of Total
Fred Villella 1611 Scott PL Encinitas, CA 92024 Wayne Yamamoto 8640 Villa La Jolla Dr. La Jolla, CA 92037 Christopher Berlandier 8 Via Goleta San Clemente, CA 92673	4,439,084 0 5,086,555	19.6 0 22.4

Officers and Directors as a Group	9,525,639	41.95

Joshua Fink/First Round Capital 888 Worcester Street # 260, Wellesley, MA 02482	1,931,629	8.51

Other Affiliates	1,931,629	8.51

All Affiliates	11,457,268	50.45

Total Issued and Outstanding (Reference)	22,709,197	100.00

Total Issued and Outstanding	22,709,197	100.00
Less All Affiliates	(11,457,268)	50.45

Non-Affiliates	11,251,929	49.55

( a ) Changes in Control . On April 15, 2003, pursuant to the Share Exchange Agreement, Julia Reynolds, I President, appointed Fred Villella as President of S3I Holdings, Inc. and Ms. Reynolds resigned from all corporate offices.

Page - 10

ITEM 12 . Certain Relationships and Related Transactions.

None.

ITEM 1 3. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

( a ) Financial Statements . Please see Attachment AFK-03: Audited Financial Statements for the years ended 2002, 2001 and from inception.

( b ) Form 8-K Reports . Form 8-K's dated April 16, 2002 and July 7, 2003, relate to our current acquisition.

( c ) Exhibits .

2. PLAN OF SHARE EXCHANGE

31. CERITIFICATION PURSUANT TO 18 USC SECTION 1350

32. CERTIFICATION PURSUANT TO 18 USC SECTION 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

S3I Holdings, Inc

by

Dated: October 13, 2003

/s/Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 11

Exhibit 31

Section 302 Certification

Page - 12

 CERTIFICATIONS PURSUANT TO SECTION 302
I, Wayne Yamamoto , certify that:

1. I have reviewed this Annual report on Form 10-KSB of June 30, 2003;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 13, 2003

/s/Wayne Yamamoto
Wayne Yamamoto

Page - 13

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 14

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

I, Wayne Yamamoto , stood and served as a Director/Chief Executive Officer of this Corporation, as of June 30, 2003, with the resulting powers as President of the Company. In connection with this Annual Report on Form 10-KSB, dated June 30, 2003. I hereby certify, to the best of my knowledge and belief:

(1)    This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: September 25, 2003

/s/Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 15

Exhibit AFK-03

Audited Financial Statements

for the years ended 2003, 2002
and from inception.

Page - 16

C O N T E N T S

Independent Auditors  Report .

Consolidated Balance Sheet .

Consolidated Statement of Operations .

Consolidated Statement of Stockholders Equity .

Consolidated Statement of Cash Flows .

Notes to the Consolidated Financial Statements .

INDEPENDENT AUDITOR?S REPORT

To the Board of Directors and Stockholders of
S 3 I Holdings, Inc.
Carlsbad, CA

We have audited the accompanying consolidated balance sheet of S 3 I Holdings, Inc. as of June 30, 2003 and the related consolidated statements of operations, stockholders? equity and cash flows for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of S 3 I Holdings, Inc. as of June 30, 2003, and the results of its consolidated operations and its cash flows for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001 are in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a negative current ratio and a lack of working capital which raises substantial doubt about its ability to continue as a going concern. Management?s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
September 12, 2003

Page - 17

S3I Holdings, Inc
(Formerly Axtion Foods, Inc.)
Consolidated Balance Sheets

June 30,
2003

ASSETS
Current Assets
Cash	$22,857
Accounts Receivable	3,300
Inventory	1,760

Total Current Assets	27,917

Equipment, Net	19,287

Other Assets
Software Development Costs, Net	144,753
Deposits	8,345

Total Other Assets	153,098

Total Assets	$200,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$149,518
Accrued Expenses	111,599
Current Portion of Long-Term Debt	199,032

Total Current Liabilities	460,149

Long-Term Liabilities
Notes Payable	71,500
Notes Payable - Related Party	27,532
Convertible Debentures	100,000
Less: Current Portion of Long-Term Debt	(199,032)

Total Long-Term Liabilities	-

Total Liabilities	460,149

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, Shares Issued
and Outstanding 0	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares Issued
and Outstanding 22,709,197	2,458,594
Paid in Capital	550,754
Retained Earnings (Deficit)	(3,269,195)

Total Stockholders' Equity	(259,847)

Total Liabilities and Stockholders' Equity	$200,302

The accompanying notes are an integral part of these consolidated financial statements.

Page - 18

S3I Holdings, Inc
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Operations

	For the Six
	Months Ended	For the Year Ended
	June 30,	December 31,
	2003	2002	2001

Revenues	$287,004	$2,499,843	$549,900

Cost of Sales	11,985	231,646	93,285

Gross Profit (Loss)	275,019	2,268,197	456,615

Operating Expenses
General & Administrative	937,148	2,167,337	1,533,147

Total Operating Expenses	937,148	2,167,337	1,533,147

Net Operating Income (Loss)	(662,129)	100,860	(1,076,532)

Other Income (Expense)
Interest Income	25	43	10
Interest Expense	(11,258)	(43,774)	(8,756)
Other Income (Expense)	-	240	1,122

Total Other Income (Expense)	(11,233)	(43,491)	(7,624)

Income (Loss) Before Income Taxes	(673,362)	57,369	(1,084,156)

Income Tax Expense	800	800	800

Net Income (Loss)	$(674,162)	$56,569	$(1,084,956)

Net Income (Loss) Per Share	$(0.03)	$0.00	$(0.08)

Weighted Average Shares Outstanding	19,475,322	14,622,197	14,398,281

Page - 19

S3I Holdings, Inc
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit )

Balance, December 31, 2002	-	$-	14,622,197	$2,037,844	$-	$(2,595,033)

January 2003 - stock issued for services at
$0.25 per share	-	-	25,000	6,250	-	-

January 2003 - stock issued for exercise
of stock options at $0.50 per share	-	-	600,000	300,000	-	-

April 2003 - stock issued for debt conversion
including accrued interest at $0.25 per share	-	-	480,000	114,500	-	-

April 2003 - stock options granted for
accrued wages	-	-	-	-	443,018	-

April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-

June 2003 - stock options granted for services	-	-	-	-	130,900	-

Net income (loss) for the six months ended
June 30, 2003	-	-	-	-	-	(674,162)

Balance, June 30, 2003	-	$-	22,709,197	$2,458,594	$550,754	$(3,269,195)

The accompanying notes are an integral part of these consolidated financial statements.

Page - 20

S3I Holdings, Inc
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Cash Flows

	For the Six
	Months Ended	For the Year Ended
	June 30,	December 31,
	2003	2002	2001

Cash Flows from Operating Activities:
Net Income (Loss)	$(674,162)	$56,569	$(1,084,956)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	32,363	51,370	5,719
Stock Issued for Services	6,250	-	524,000
Stock Options Granted for Services	130,900	-	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	14,000	(2,300)	5,000
Inventory	3,484	(5,244)	-
Increase (Decrease) in:
Accounts Payable	16,444	4,931	69,249
Accrued Expenses	52,863	(42,342)	315,996

Net Cash Provided(Used) by Operating Activities	(417,858)	62,984	(164,992)

Cash Flows from Investing Activities:
Payments for Software Development Costs	-	(109,819)	(31,054)
Payments for Deposits	-	(8,345)	-
Payments for Equipment	(6,879)	(13,086)	(10,855)

Net Cash Provided (Used) by Investing Activities	(6,879)	(131,250)	(41,909)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	300,000	-	90,500
Proceeds from Issuance of Notes Payable & Convertible Debentures	185,000	323,313	365,007
Principal Payments on Notes Payable & Convertible Debentures	(61,000)	(294,787)	(216,100)

Net Cash Provided (Used) by Financing Activities	424,000	28,526	239,407

Increase (Decrease) in Cash	(737)	(39,740)	32,506

Cash and Cash Equivalents at Beginning of Period	23,594	63,334	30,828

Cash and Cash Equivalents at End of Period	$22,857	$23,594	$63,334

Cash Paid For:
Interest	$2,049	$43,517	$2,412

Income Taxes	$-	$800	$-

Non-Cash Investing and Financing Activities:
Stock Issued for Services	$6,250	$-	$524,000

Stock Options Granted for Services	$130,900	$-	$-

Stock Issued for Convertible Debentures and Accrued Interest	$114,500	$-	$-

Stock Options Granted for Accrued Wages	$443,018	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Page - 21

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 1 - Summary of Significant Accounting Policies

a. Organization

S 3 I Holdings, Inc. (the Company), was organized under the laws of the State of California in April 2000. The original name of the Company was Rental Windows, Inc. which was subsequently changed on August 10, 2001 to Axtion Foods, Inc. (Axtion). In June 2001, the Company adopted a business plan to distribute nutritional foods and supplements. In March 2003, while in the development stage, this business plan ceased. The Company is currently engaged in the business of developing HIPPA compliance software.

On April 16, 2003, Axtion completed an agreement and plan of share exchange with SecureSoft Systems, Inc. (SecureSoft), a private California corporation and changed its name to S 3 I Holdings, Inc. Pursuant to the agreement, the Company exchanged 15,727,197 shares of common stock for all of the outstanding shares of common stock of SecureSoft. In addition to the share exchange, the Company cancelled 20,000,000 shares of common stock. The management of Axtion resigned and was replaced by the management of SecureSoft. The acquisition has been recorded as a reverse acquisition whereby SecureSoft is the accounting survivor and Axtion is the legal survivor; therefore, the historical financial statements presented are those of SecureSoft.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.
.     c. Revenue Recognition

Revenue from the sale of software and consulting is recognized when an agreement is made, delivery is complete, no significant obligations remain unfulfilled and collection of the receivable is probable. In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied.

d. Receivables

Accounts receivable is recorded net of an allowance account when management deems a receivable to be uncollectible. As of June 30, 2003, all accounts receivable is deemed to be fully collectible.

e. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f. Inventory

Inventory consists of computer equipment which is held for resale. The equipment is stated at the lower of cost or market.

Page - 22

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003
NOTE 1 - Summary of Significant Accounting Policies (Continued)

g. Property and Equipment

Property and Equipment consists of the following at June 30, 2003:

Computers and Equipment                    $ 41,620
Accumulated Depreciation                     (22,333)
Total Property & Equipment                 $ 19,287

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001 was $6,819, $8,795, and $5,719 respectively.

In accordance with SFAS No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2003, no impairments have been recognized.

h.. Software Development Costs

In accordance with SFAS No. 86, software development costs are expressed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Total capitalized software development costs at June 30, 2003 was $212,873. Amortization expense for the six months ended June 30,2003 and for the years ended December 31, 2002 and 2001 was $25,545, $42,575, and $0 respectively. Research and development costs are expressed as incurred. During 2002 and 2001, there were no research and development expenses.

i. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carry forward totaling approximately $3,269,195 that will be offset against future taxable income. These NOL carry forward begin to expire in the year 2019.

Deferred tax assets and the valuation account is as follows at June 30, 2003:
Deferred tax asset:
NOL carry forward                             $ 1,107,310
Valuation allowance                            (1,107,310)
Total                                                     $               -

Page - 23

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003
NOTE 1 - Summary of Significant Accounting Policies (Continued)

j. Stock Options and Warrants

As permitted by FASB Statement No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123),and amended under FASB Statement 148, "Accounting for Stock Based Compensation-Transition and Disclosure"(SFAS No. 148), the Company has elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options have been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

For purposes of the pro forma disclosures and to measure and record consideration paid to non-employees in the form of stock options or warrants, the Company applies "SFAS NO, 123", as amended under SFAS 148 which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model.

k. Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.

	For the Six
	Months Ended	For the Years Ended
	June 30,	December 31,
	2003	2002	2001
Income (Loss) Numerator	$ (674,162)	$ 56,569	(1,084,956)
Shares (Denominator	19,475,322	14,622,197	14,398,281
Per Share Amount	$ (0.03)	$ 0.00	$ (0.08)

l. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management?s estimates. Actual results could differ from those estimates.

Page - 24

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003
NOTE 1 - Summary of Significant Accounting Policies (Continued)

m. Financial Instruments

     The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2003. The Company has no investments in derivative financial instruments.

NOTE 2 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management?s plan to continue to increase revenues through additional contracts to provide services. The Company will also raise funds from investors as needed or negotiate loan instruments to provide necessary capital.

NOTE 3 - Related Party Transactions

During 2003 an officer loaned the Company $35,000. The Company paid $10,000 on the principal balance of the loan. As of June 30, 2003, the balance of the note payable is $26,032.

During June 30, 2001, an officer loaned the Company $5,000. During 2001, the Company paid the officer $3,500. As of June 30, 2003, the balance of the note is $1,500.

NOTE 4 - Commitments and Contingencies

In September 2002, the Company committed to an operating lease for office space. The lease requires a monthly payment of $5,695. The lease expires in June 2005.

Future minimum lease payments on operating lease obligations are as follows at June 30, 2003:

2003                                                                    $ 34,170
2004                                                                       68,340
2005                                                                       34,170

Total Operating Lease Obligations             $ 136,680

Rent expense from operating leases for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001 was $34,452, $43,530, and $107,085, respectively.

Page - 25

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 5 - Long-Term Liabilities

     Long-term liabilities are detailed as follows at June 30, 2003:

Notes Payable:

Note payable to an individual, bears interest at
    10%, unsecured, payable upon demand                          $ 71,500

Total Notes Payable                                                                        71,500

Notes Payable Related Party:

Note payable to an officer, bears interest at
10%, unsecured, payable upon demand                                  26,032

Note payable to an officer, non-interest
bearing, unsecured, payable upon demand                               1,500

Total Notes Payable Related Party                                           27,532

Convertible Debentures:
Note payable to a corporation, bears interest
at 12%, unsecured, convertible into common stock
at $0.50 per share until maturity; thereafter price is
$0.25 per share, principal due at maturity, due
March 25, 2004                                                                             100,000

Total Convertible Debentures                                           $     100,000

Total Long Term Liabilities                                                 $     199,032

Less current portion                                                              $   (199,032)

Net Long Term Liabilities                                                   $                    -

Future minimum principal payments on long term liabilities are as follows at June 30, 2003:

    2004            199,032
     Total        $ 199,032

Page - 26

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003
NOTE 6 - STOCK OPTIONS

Employee Stock Options:

The following tables summarize the information regarding employee stock options at June 30, 2003:

Options outstanding at December 31, 2002    2,070,012
Granted    473,500
Exercised    (600,000)
Forfeited     -
Options outstanding at June 30, 2003    1,943,512
Weighted average exercise price of options
outstanding at June 30, 2003    $ 0.43

	Number of	Weighted		Number of
	Options	Average	Weighted	Options	Weighted
	Outstanding	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2003	Life (Years)	Price	2003	Price
$ 0.25	166,667	2.75	$ 0.25	166,667	$ 0.25
$ 0.50	1,776,845	7.58	$ 0.50	1,756,637	$ 0.50

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. No expense has been recognized for the employee stock option plan for the six months ended June 30, 2003 and for the years ended December 31, 2002 and 2001. Had compensation cost for the Company?s stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of "SFAS No. 123", the Company?s net income ( loss) and basic loss per common share would have been as indicated below:

For the Six
Months Ended     For the Years Ended
June 30,        December 31,
2003                          2002                                   2001

Net Income (loss) as reported     $ (674,162)                  $     56,569       $ (1,084,956)
Pro forma net loss             (674,162)      56,569          (1,084,956)
Basic loss per share as reported     (0.03)               0.00           (0.08)
Pro forma basic loss per share     (0.03)               0.00           (0.08)

Page - 27

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003

NOTE 6 - STOCK OPTIONS (Continued)

Employee Stock Options (Continued):

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate    3% - 4%
Expected life    5-10 Years
Volatility    0%
Dividend yield    0.0

Non-Employee Stock Options

The following tables summarize the information regarding non-employee stock options outstanding at June 30, 2003:

Options outstanding at December 31, 2002    1,135,000
Granted    745,000
Exercised    -
Forfeited     (300,000)
Options outstanding at June 30, 2003    1,580,000

Weighted average exercise price of non-employee
options outstanding at June 30, 2003    $ 1.11

                     Number of    Weighted         Number of
                       Options                         Average    Weighted     Options    Weighted
         Outstanding     Remaining Average    Exercisable at   Average
Exercise                  June 30,                    Contractual           Exercise            June , 30             Exercise
Price     2003     Life (Years)                Price    2003    Price

$ 0.50    310,000    2.75                  $ 0.50   310,000                   $ 0.50
$ 1.00                                            125,000                                             3.60                       $ 1.00                        125,000                    $ 1.00
$ 1.05    590,000    4.55  $ 1.05  590,000                 $ 1.05
$ 1.30    30,000    3.98     $ 1.30   30,000   $ 1.30
$ 1.59    525,000    1.00   $ 1.59   525,000   $ 1.59

Page - 28

S 3 I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2003
NOTE 6 - STOCK OPTIONS (Continued)

Non-Employee Stock Options (Continued):

The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

Risk free interest rate            3%
Expected life              4-10 Years
Volatility                        8.4%- 11%
Dividend yield                           0.0

As a result of applying SFAS No. 123, the Company had an expense of $130,900, $0 and $0 during the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

Page - 29