Form 10QSB
period 2003-09-30
S3I HOLDINGS INC
filed 2003-11-13
CIK 1161647

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0000912057-02-022970

For the Quarter ended 09/30/03

S3I Holdings, Inc

California	98-0336674

(State or other jurisdiction of incorporation or organization)	(IRS E.I.N Number)

5927 Priestly Drive, Carlsbad, California
(Address of principal executive offices)(Zip Code)

(760) 602-1946
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Equity Voting Stock

As of September 30, 2003, 22,749,197 Common shares issued and outstanding

As of September 30, 2003, 11,251,929 shares of shares of Common Stock were held by non-affiliates, with little or no market activity on September 30, 2003.

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

Page - 1

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc..)
Consolidated Financial Statements
September 30, 2003

Page - 2

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Balance Sheets

	September 30,	June 30,
	2003	2003
ASSETS	(Unaudited)
Current Assets
Cash	$42,192	$22,857
Accounts Receivable	42,020	3,300
Inventory	1,760	1,760

Total Current Assets	85,972	27,917

Property, Plant and Equipment, Net	17,287	19,287

Other Assets
Software Development Costs, Net	131,753	144,753
Deposits	8,345	8,345

Total Other Assets	140,098	153,098

Total Assets	$243,357	$200,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$227,553	$149,518
Accrued Expenses	239,860	111,599
Current Portion of Long-Term Debt	346,032	199,032

Total Current Liabilities	813,445	460,149

Long-Term Liabilities
Notes Payable	71,500	71,500
Notes Payable - Related Party	174,532	27,532
Convertible Debentures	100,000	100,000
Less: Current Portion of Long-Term Debt	(346,032)	(199,032)

Total Long-Term Liabilities	-	-

Total Liabilities	813,445	460,149

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, No
Shares Issued and Outstanding	-	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares
Issued and Outstanding 22,749,197 and 22,709,197 Shares, Respectively	2,486,194	2,458,594
Additional Paid in Capital	550,754	550,754
Retained Earnings (Deficit)	(3,607,036)	(3,269,195)

Total Stockholders' Equity	(570,088)	(259,847)

Total Liabilities and Stockholders' Equity	$243,357	$200,302

The accompanying notes are an integral part of these financial statements.

Page - 3

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002

Revenues	$136,573	$1,751,171

Cost of Sales	11,357	218,194

Gross Profit (Loss)	125,216	1,532,977

Operating Expenses
General & Administrative	454,490	837,592

Total Operating Expenses	454,490	837,592

Net Operating Income (Loss)	(329,274)	695,385

Other Income (Expense)
Interest Income	33	-
Interest Expense	(8,600)	(5,000)
Other Income (Expense)	-	-

Total Other Income (Expense)	(8,567)	(5,000)

Income (Loss) Before Income Taxes	(337,841)	690,385

Income Tax Expense	-	-

Net Income (Loss)	$(337,841)	$690,385

Net Income (Loss) Per Share	$(0.01)	$0.05

Weighted Average Shares Outstanding	22,714,530	14,622,197

The accompanying notes are an integral part of these financial statements.

Page - 4

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(337,841)	$690,385
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	15,000	500
Stock Issued for Services	27,600	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(38,720)	(854,207)
Increase (Decrease) in:
Accounts Payable	78,035	509,552
Accrued Expenses	128,261	(182,417)

Net Cash Provided(Used) by Operating Activities	(127,665)	163,813

Cash Flows from Investing Activities:
Payments for Software Development Costs	-	(27,461)
Refunds (Payments) for Deposits	-	558
Payments for Equipment	-	(857)

Net Cash Provided (Used) by Investing Activities	-	(27,760)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	147,000	-
Principal Payments on Notes Payable	-	(156,900)

Net Cash Provided (Used) by Financing Activities	147,000	(156,900)

Increase (Decrease) in Cash	19,335	(20,847)

Cash and Cash Equivalents at Beginning of Period	22,857	34,255

Cash and Cash Equivalents at End of Period	$42,192	$13,408

Cash Paid For:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for Services	$27,600	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
September 30, 2003

GENERAL

S3I Holdings, Inc. (formerly Axtion Foods, Inc.) (the Company) has elected to omit substantially all footnotes to the consolidated financial statements for the three months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

SUBSEQUENT EVENTS

On October 30, 2003, the Company signed a letter of intent to acquire the assets of Secure Enterprise Solutions, Inc. (SES) a private New Jersey based provider of security solutions for enterprise clients. Pursuant to the letter of intent, the Company will exchange 3,500,000 shares of common stock for the assets of SES subject to verification of the assets and completion of due diligence. An additional 500,000 shares of common stock will be issued to SES for achieving defined revenue, profitability and performance targets to be defined in the final Asset Purchase Agreement. As of the date of the filing, the Company is continuing its due diligence.

Page - 6

PART I – Financial Information

Item 1 . Financial Statements.

( a ) Plan of Operation for the next twelve months . Our plan of operation is unchanged from our filed annual report on Form 10-KSB, Item 6 of Part II of that form; except as follows:

On October so, 2003, the Company executed a letter of intent to acquire the assets of Secure Enterprises Solutions, Inc., (SES) a privately held New Jersey based provider of security solutions for enterprise clients. The terms of the transaction include the following: S3I Holdings, Inc. will acquire all of the assets of SES in exchange for 3.5 million shares of its restricted common stock. Furthermore, based on the final results of the year-end revenues of SES, its current management will have the option to purchase an additional 500,000 shares of the Company’s restricted common stock. The target levels for this additional stock issuance will be determined in the final acquisition plan, which as of the date of this filing has not yet been executed.

The Company continues to seek additional investment opportunities and is pursuing its acquisition and merger strategy.

Item 2. Plan of Operation and Management’s Discussion and Analysis.

Our plan of operation is unchanged from our last previous annual report as indicated in our Form 10-KSB filing for the twelve-month period ending June 30, 2003.

We have had revenues of $136,572 for the three months ending September 30, 2003. The Company reported $287,004 in revenues for the 12-month period ending June 30, 2003. For the three months ending September 30, 2002, the Company, which at that time was Securesoft Systems, Inc., reported gross revenues of $1,751,171. The Company has demonstrated that it has been increasing its revenue stream since reporting the results of its operations in its annual filing, which reflected activity from January 2003 through to June 30, 2003. The comparison of revenues for the three-month period ending September 30, 2003 to the same for 2002 are skewed due to the fact the Company was recognizing revenue from its contract with the Los Angeles County Health Department, which does not represent a recurring revenue stream and reflects the installation of the Company’s Immunity product.

The Company reported total operating expenses and a net loss of $454,490 and ($337,841) for the period ending September 30, 2003, respectively, or a loss of $.01 per share. For the period ending September 30, 2002, The Company reported total operating expenses and a net income of $837,593 and $690,385, respectively or earnings of $.05 per share. As mentioned above, a comparison of these two periods is skewed due to the contract with the Los Angeles County Health Department. Operating expenses were higher than expected for the three month-period ending September 30, 2003 due to the higher number of staff employed during this period. The Company has recently downsized its staff to a more comparable level with its revenue stream and as more contracts are executed for its products and services, it will retain the commensurate staffing required to fulfill its obligations.

Page - 7

As of September 30, 2003, the Company had cash on hand and total current assets of $42,192 and $85,972, respectively. As of June 30, 2003, the Company had cash on hand and total current assets of $22,857 and $27,917, respectively. The increase in cash on hand of $19,335 or 84% represents the receipt of cash from the Company’s contract with ACS. The increase in total current assets of $19,335 or 207% also represents the recording of accounts receivable from the Company’s contract with ACS. Total Assets have increased $43,055 or 21% from $200,302 to $243,357 from the period ending June 30, 2003 to the period ending September 30, 2003. This again represents the recognition of cash and receivables from the contract with ACS.

As of September 30, 2003, the Company had liabilities and Total Stockholders Equity of $813,445 and ($570,088) respectively. As of June 30, 2003, the Company had liabilities and Total Stockholders Equity of $460,149 and ($259,847) respectively. The increase in Liabilities of $353,296 or 84% represents an increase in loans to the Company to cover its overhead expenses during the period. The decrease in Total Stockholders Equity of $310,241 or 119% also reflects the increase in the loans payable to cover the Company’s overhead expenses during this period.

The Company is in the process of securing several alternatives of financing for an immediate cash infusion, one of which includes a debt financing. Although we are confident that the necessary financing will be secured to further the operations of the Company, no financing has been secured as of the date of this filing.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. The Company was named as a defendant in a case entitled I-Sol, Inc. v. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003 . The plaintiff asserted a cause of action for an alleged breach of contract action against Securesoft Systems, Inc. arising out of the performance of certain consulting services. This case was fully tried, argued, briefed and submitted to the Judge for JAMS on September 15, 2003. We are awaiting the ruling, which is anticipated during October 2003. Management’s response to the claim was to contest liability vigorously, while seeking to resolve the case through settlement negotiations based on economic consideration of the cost of litigation. Management’s response was supported by the evidence and record obtained throughout the discovery and well within managements duties and obligations to the shareholders and corporation. The demand at the initiation of the arbitration was approximately $120,000.00

The Company has filed suit against Joshua Fink alleging fraud and misrepresentation from statements made in his Rule 144 affidavit.

The company, directors, officers and affiliates are not involved in any other litigation to the best of the company’s knowledge.

Item 2. Changes in Securities. Joshua Fink/First Round Capital converted the same note twice which resulted in the issuance of an additional 520,000 shares. On April 16, 2003, Mr. Fink/First Round Capital were issued 480,000 common stock shares in lieu of a note payable from the Company totaling $130,000. Mr. Fink subsequently was issued in error an additional 520,000 shares of common stock, which included an additional 40,000 shares for accrued interest due on the referenced notes. The Company has directed its transfer agent to cancel the first issuance of shares in the amount of 480,000 common stock shares. The total net increase in the Company’s common stock was 40,000 shares for the period ending September 30, 2003.

Page - 8

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . On October 11, 2003, at 9 a.m., a Special Meeting of the Board of Directors took place. Pursuant to majority consent of the shareholders of the Issuer, approximately 52.38%, Christopher Berlandier was appointed as Chairman of the Board of the Company. The majority shareholders also consented to the removal of Fred Villella as a Director and President, but would remain with the company in other capacities to be determined. On October 13, 2003, Mr. Villella prepared a letter stating he was no longer an Officer or a Director of the Company. On October 11, 2003, Jim McMahon resigned as a Director. The current members of the Board consist of Christopher Berlandier and Wayne Yamamoto.

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit A: Certification(s) Pursuant to 18 USC Section 1350;

Exhibit 99.1: Section 302

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 11, 2003

S3I Holdings, Inc

by

/s/Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

  CERTIFICATIONS PURSUANT TO SECTION 302

I, Wayne Yamamoto , certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of September 30, 2003;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2003

/s/Wayne Yamamoto
Wayne Yamamoto

Page - 11

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

I, Wayne Yamamoto , stood and served as a Director/Chief Executive Officer of this Corporation, as of September 30, 2003, with the resulting powers as President of the Company. In connection with this Quarterly Report on Form 10-QSB, dated September 30, 2003. I hereby certify, to the best of my knowledge and belief:

(1)    This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification Dated: November 11, 2003

/s/Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 13