Form 10QSB
period 2003-12-31
S3I HOLDINGS INC
filed 2004-03-19
CIK 1161647

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter ended                 Commission File Number
                       12/31/03                           000-28767

S3I Holdings, Inc

California	98-0336674

(State or other jurisdiction of incorporation or organization)	(IRS E.I.N Number)

5927 Priestly Drive, Carlsbad, California

(Address of principal executive offices) (Zip Code)

(760) 602-1946

Registrant's telephone number, including area code

Not Applicable
(Registrant’s Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]       No [   ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

                            Class                    Outstanding at March 9, 2004

Common Stock, $0.001 par value                   40,893,565 shares

Page - 1

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc..)
Consolidated Financial Statements
December 31, 2003

Page - 2

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Balance Sheets

	December 31,	June 30,
ASSETS	2003	2003
(Unaudited)
Current Assets
Cash	$26,769	$22,857
Accounts Receivable (Net of Allowance of $0)	3,300	3,300
Inventory	1,760	1,760

Total Current Assets	31,829	27,917

Property, Plant and Equipment, Net	15,287	19,287

Other Assets
Software Development Costs, Net	118,753	144,753
Deposits	8,345	8,345

Total Other Assets	127,098	153,098

Total Assets	$174,214	$200,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$229,677	$149,518
Accrued Expenses	278,460	111,599
Current Portion of Long-Term Debt	396,632	199,032

Total Current Liabilities	904,769	460,149

Long-Term Liabilities
Notes Payable	71,500	71,500
Notes Payable - Related Party	171,632	27,532
Convertible Debentures	153,500	100,000
Less: Current Portion of Long-Term Debt	(396,632)	(199,032)

Total Long-Term Liabilities	-	-

Total Liabilities	904,769	460,149

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, No
Shares Issued and Outstanding	-	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares
Issued and Outstanding 22,749,197 and 22,709,197 Shares, Respectively	2,486,194	2,458,594
Additional Paid in Capital	550,754	550,754
Retained Earnings (Deficit)	(3,767,503)	(3,269,195)

Total Stockholders' Equity	(730,555)	(259,847)

Total Liabilities and Stockholders' Equity	$174,214	$200,302

Page - 3

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Revenues	$47,020	$75,469	$183,593	$1,826,640

Cost of Sales	-	13,452	11,357	231,646

Gross Profit (Loss)	47,020	62,017	172,236	1,594,994

Operating Expenses
General & Administrative	198,887	454,423	653,377	1,292,015

Total Operating Expenses	198,887	454,423	653,377	1,292,015

Net Operating Income (Loss)	(151,867)	(392,406)	(481,141)	302,979

Other Income (Expense)
Interest Income	-	43	33	43
Interest Expense	(8,600)	(38,774)	(17,200)	(43,774)
Other Income (Expense)	-	240	-	240

Total Other Income (Expense)	(8,600)	(38,491)	(17,167)	(43,491)

Income (Loss) Before Income Taxes	(160,467)	(430,897)	(498,308)	259,488

Income Tax Expense	-	800	-	800

Net Income (Loss)	$(160,467)	$(431,697)	$(498,308)	$258,688

Net Income (Loss) Per Share	$(0.01)	$(0.03)	$(0.02)	$0.02

Weighted Average Shares Outstanding	22,749,197	14,622,197	22,731,864	14,622,197

Page - 4

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(498,308)	$258,688
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	30,000	49,871
Stock Issued for Services	27,600	-
Change in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	197,800
Inventory	-	(5,244)
Increase (Decrease) in:
Accounts Payable	80,159	(58,026)
Accrued Expenses	166,861	(241,756)

Net Cash Provided(Used) by Operating Activities	(193,688)	201,333

Cash Flows from Investing Activities:
Payments for Software Development Costs	-	(54,910)
Refunds (Payments) for Deposits	-	(304)
Payments for Equipment	-	(4,880)

Net Cash Provided (Used) by Investing Activities	-	(60,094)

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable	162,000	18,000
Proceeds from Issuance of Convertible Debentures	53,500	-
Principal Payments on Notes Payable	(17,900)	(169,900)

Net Cash Provided (Used) by Financing Activities	197,600	(151,900)

Increase (Decrease) in Cash	3,912	(10,661)

Cash and Cash Equivalents at Beginning of Period	22,857	34,255

Cash and Cash Equivalents at End of Period	$26,769	$23,594

Cash Paid For:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for Services	$27,600	$-

Page - 5

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003

GENERAL

S3I Holdings, Inc. (formerly Axtion Foods, Inc.) (the Company) has elected to omit substantially all footnotes to the consolidated financial statements for the six months ended December 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003.

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

ASSET PURCHASE

On October 30, 2003, the Company signed a letter of intent to acquire the assets of Secure Enterprise Solutions, Inc. (SES) a private New Jersey based provider of security solutions for enterprise clients. The letter of intent expired on December 15, 2003 and the assets were not acquired by the Company.

CONVERTIBLE DEBENTURES

In December 2003, the Company received $53,500 pursuant to a convertible debenture agreement. The convertible debenture matures in February 2004, bears interest at 8% and is convertible into common stock at a 35% discount of the market price on the date of conversion.

SUBSEQUENT EVENTS

Subsequent to December 31, 2003, Mr. Fred Villella, the Company’s former Chief Executive Officer and Chairman, brought suit against S3I Holdings, Inc. and its officers and directors alleging wrongfully removing Mr. Villella from office, among other things. At this time corporate counsel is reviewing allegations.

Subsequent to December 31, 2003, the Company received a total of $100,000 in convertible debenture financing. The debenture bears interest at the rate of 8% per annum, matures sixty days from the date of execution, and is convertible at either the option of the Company or the holder into common stock of the Company at a discount of 50% from the closing bid price on the date of conversion.

Subsequent to December 31 2003, S3I Holdings, Inc. corporate status was suspended by the Franchise Tax Board for former management’s failure to supply past tax returns. Subsequent to this suspension, the Secretary of State disclosure information with the most up-to-date audits were also not been filed. S3I Holdings has incurred delinquent tax payment, penalties and

Page - 6

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003

SUBSEQUENT EVENTS (Continued)

interest. As a result of the Company’s suspended status, the Company has been barred from transacting any corporate business, including capital raising. Current management has re-built accounting records, has paid past tax penalties, filed the delinquent Secretary of State disclosures, and has filed current tax returns and fees. Management is confident that the status of the company will be reset to Good Standing in the immediate future.

In connection with the above failure of former management to file timely corporate disclosures, S3I Holdings, Inc. has incurred penalties and interest for not filing the Secretary of State disclosures for Securesoft Systems, Inc., a wholly owned subsidiary of S3I Holdings, Inc. Current management has subsequently filed the necessary disclosures and paid applicable penalties and interest.

Page - 7

PLAN OF OPERATION AND MANAGEMENT’S DISCUSSION AND ANALYSIS

Our plan of operation is unchanged from our last previous annual report as indicated in our Form 10-KSB filing for the twelve-month period ending June 30, 2003.
The three month period ended December 31, 2003 compared to the three month period ended December 31, 2002

We have had revenues of $47,020 for the three months ending December 31, 2003, compared to revenues of $75, 469 for the three months ending December 31, 2002. Revenues declined in the current three-month period due to instability in the Company’s operations corresponding with the change in the Company’s senior management in October 2003.

The Company reported total operating expenses and a net loss of $198,887 and ($160,467) for the period ending December 31, 2003, respectively, or a loss of $.01 per share. For the period ending December 31, 2002, the Company reported total operating expenses and a net loss of $454,423 and ($431,697), respectively or a loss of $.03 per share. A comparison of these two periods is skewed due to the contract with the Los Angeles County Health Department ongoing during 2002. The Company has recently downsized its staff to a more comparable level with its revenue stream and as more contracts are executed for its products and services, it will retain the commensurate staffing required to fulfill its obligations.

The six month period ended December 31, 2003 compared to the six month period ended December 31, 2002

Revenues for the six months ended December 31, 2003 were $183,593 compared with revenues of $1,826,640 for the six months ended December 31, 2002. The decline in revenues, as mentioned above, relates to the contract with the Los Angeles County Health Department ongoing during 2002. These revenues were non-recurring in nature.

Operating expenses for the six months ended December 31, 2003 were $653,377, generating a net loss of $498,308, or $0.02 per share, compared with $1,292,015, which generated net income of $258,688, or $0.02 per share, for the six months ended December 31, 2002. A comparison between these two six-month periods is again skewed due to the contract with the Los Angeles County Health Department in 2002.

Liquidity

As of December 31, 2003, the Company had cash on hand of $27,769 and working capital of negative $872,940. The negative working capital includes debt obligations of $396,632, of which $171,632 is owed to related parties and $153,500 consists of debentures that are convertible into common stock of the Company. The decline in working capital is attributed to a tapering off in revenues that was not met in a timely manner with a decrease in operational expenses in addition to the general operating problems associated with a flux in the senior management of the Company.

Subsequent to December 31 2003, S3I Holdings, Inc. corporate status was suspended by the Franchise Tax Board for former management’s failure to supply past tax returns. Subsequent to this suspension, the Secretary of State disclosure information with the most up-to-date audits were also not been filed. S3I Holdings has incurred delinquent tax payment, penalties and interest. As a result of the Company’s suspended status, the Company has been barred from transacting any corporate business, including capital raising. Current management has re-built accounting records, has paid past tax penalties, filed the delinquent Secretary of State disclosures, and has filed current tax returns and fees. Management is confident that the status of the company will be reset to Good Standing in the immediate future.

Page - 8

In connection with the above failure of former management to file timely corporate disclosures, S3I Holdings, Inc. has incurred penalties and interest for not filing the Secretary of State disclosures for Securesoft Systems, Inc., a wholly owned subsidiary of S3I Holdings, Inc. Current management has subsequently filed the necessary disclosures and paid applicable penalties and interest.

The Company is in the process of securing several alternatives of financing for an immediate cash infusion, includes both debt and equity financing. Although we are confident that the necessary financing will be secured to further the operations of the Company, no financing has been secured as of the date of this filing other than the infusion of $100,000 through the issuance of a debenture that is convertible into common stock at a discount of 50% from the closing bid price on the date of conversion.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The Company was named as a defendant in a case entitled I-Sol, Inc. v. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003 . The plaintiff asserted a cause of action for an alleged breach of contract action against Securesoft Systems, Inc. arising out of the performance of certain consulting services. This case was fully tried, argued, briefed and submitted to the Judge for JAMS on September 15, 2003. We are awaiting the ruling, which is anticipated during October 2003. Management’s response to the claim was to contest liability vigorously, while seeking to resolve the case through settlement negotiations based on economic consideration of the cost of litigation. Management’s response was supported by the evidence and record obtained throughout the discovery and well within managements duties and obligations to the shareholders and corporation. The demand at the initiation of the arbitration was approximately $120,000.00.

In October of 2003, the Company filed suit against shareholder Joshua Fink alleging, among other things, fraud and misrepresentation from statements made in his Rule 144 affidavit relating to specific sales of shares of the Company. Mr. Fink has filed a counter-suit. Both actions are currently in the early stages of litigation. To date no settlement has been reached by either side.

The company, directors, officers and affiliates are not involved in any other litigation to the best of the company’s knowledge.

Item 2.    Changes in Securities

On October 15, 2003, the Company issued a total of 16,438,358 shares of common stock to the Company’s treasury to pledge as collateral on a loan. Subsequent to December 31, 2003, the loan transaction was cancelled. The shares remain held in treasury pending cancellation.

Item 3.    Defaults on Senior Securities

None

Page - 9

Item 4.    Submission of Matters to Vote of Security Holders

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

Item 5.    Other Information .

None.

Item 6.    Exhibits and Reports on Form 8-K.

Exhibit 99.1: Section 302

Exhibit 99.2: Certification(s) Pursuant to 18 USC Section 1350;

        Form 8-K dated October 21, 2003 in which an October 11, 2003 Meeting of the Board of Directors was announced. Pursuant to majority consent of the shareholders of the Issuer, Christopher Berlandier was appointed as Chairman of the Board of the Company. The majority shareholders also consented to the removal of Fred Villella as a Director and President. Jim McMahon resigned as a Director. The current members of the Board consist of Christopher Berlandier and Wayne Yamamoto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 11, 2003

S3I Holdings, Inc
by

/s/ Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 10

CERTIFICATIONS

PURSUANT TO SECTION 302

I, Wayne Yamamoto, Chief Executive Officer of S3I Holdings, Inc., certify that:

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

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2003

/s/ Wayne Yamamoto
WayneYamamoto

Page - 11

CERTIFICATION
PURSUANT TO 18 USC SECTION 1350

I, Wayne Yamamoto, stood and served as a Director/Chief Executive Officer of this Corporation, as of September 30, 2003, with the resulting powers as President of the Company. In connection with this Quarterly Report on Form 10-QSB, dated September 30, 2003. I hereby certify, to the best of my knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification
Dated: November 11, 2003

/s/ Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

Page - 12