Form 10QSB
period 2004-03-31
S3I HOLDINGS INC
filed 2004-06-03
CIK 1161647

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File Number 000-28767 S3I Holdings, Inc.

California	98-0336674
(State or other jurisdiction of incorporation or organization)	(IRS E.I.N. Number)

5927 Priestly Drive, Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)
(760) 602-1946 Registrant's telephone number, including area code Not Applicable (Registrant's Former Name and Address

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at June 1, 2004
Common Stock, $0.001 par value	27,739,990

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Financial Statements
March 31, 2004

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Balance Sheets

ASSETS
	March 31, 2004	June 30, 2003

	(Unaudited)
Current Assets
Cash	$57,758	$22,857
Accounts receivable	3,300	3,300
Inventory	1,760	1,760

Total Current Assets	62,818	27,917

Property, Plant and Equipment, Net	13,287	19,287
Other Assets
Software Development Costs, Net	105,753	144,753
Deposits	8,171	8,345

Total Other Assets	113,924	153,098

Total Assets	$190,029	$200,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$251,501	$149,518
Accrued Expenses	305,060	111,599
Current Portion of Long-Term Debt	546,632	199,032

Total Current Liabilities	1,103,193	460,149
Long-Term Liabilities
Notes Payable	118,600	71,500
Notes Payable-Related Party	174,532	27,532
Convertible Debentures	253,500	100,000
Less: Current Portion of Long-Term Debt	(546,632)	(199,032)

Total Long-Term Liabilities	-	-
Total Liabilities	1,103,193	460,149

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, No Shares Issued and Outstanding	-	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares Issued and Outstanding 23,349,197 and 22,709,197 Shares, Respectively	2,636,194	2,458,594
Additional paid-in capital	550,754	550,754
Retained Earnings (Deficit)	(4,100,112)	(3,269,195)

Total Stockholders' Equity	(913,164)	(259,847)

Total Liabilities and Stockholders' Equity	$190,029	$200,302

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2004	2003	2004	2003

Revenues	$22,050	$161,249	$205,643	$1,987,889
Cost of Sales	-	6,500	11,357	238,146

Gross Profit (Loss)	22,050	154,749	194,286	1,749,743
Operating Expenses
General & Administrative	346,059	468,442	999,436	1,760,457

Total Operating Expenses	346,059	468,442	999,436	1,760,457

Net Operating Income (Loss)	(324,009)	(313,693)	(805,150)	(10,714)

Other Income (Expense)
Interest Income	-	-	33	43
Interest Expense	(8,600)	(5,500)	(25,800)	(49,274)
Other Income (Expense)	-	-	-	240

Total Other Income (Expense)	(8,600)	(5,500)	(25,767)	(48,991)

Income (Loss) Before Income Taxes	(332,609)	(319,193)	(830,917)	(59,705)
Income Tax Expense	-	-	-	800

Net Income (Loss)	$(332,609)	$(319,193)	$(830,917)	$(60,505)

Net Income (Loss) Per Share	$(0.01)	$(0.02)	$(0.04)	$(0.00)

Weighted Average Shares Outstanding	23,262,530	15,108,308	22,908,753	14,784,234

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,

	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(830,917)	$(60,505)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	45,000	66,055
Stock Issued for Services	177,600	6,250
Deposits	174	(304)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	197,800
Inventory	-	(5,244)
Increase (Decrease) in:
Accounts Payable	101,983	(58,026)
Accrued Expenses	193,461	(236,256)

Net Cash Provided (Used) by Operating Activities	(312,699)	(90,230)

Cash Flows from Investing Activities:
Payments for Software Development Costs	-	(54,910)
Payments for Equipment	-	(4,880)

Net Cash Provided (Used) by Investing Activities	-	(59,790)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	300,000
Proceeds from Notes Payable and Convertible Debentures	365,500	168,000
Principal Payments for Notes Payable and Convertible Debentures	(17,900)	(299,900)

Net Cash Provided (Used) by Financing Activities	347,600	168,100

Increase (Decrease) in Cash	34,901	18,080
Cash and Cash Equivalents at Beginning of Period	22,857	34,255

Cash and Cash Equivalents at End of Period	$57,758	$52,335

Cash Paid For:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Activities:
Stock issued for Services	$177,600	$6,250

S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Notes to the Consolidated Financial Statements
March 31, 2004

GENERAL

S3I Holdings, Inc. (formerly Axtion Foods, Inc.) (the Company) has elected to omit substantially all footnotes to the consolidated financial statements for the nine months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended June 30, 2003.

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

CONVERTIBLE DEBENTURES

In December 2003, the Company received $53,500 pursuant to a convertible debenture agreement. The convertible debenture matured in February 2004, bears interest at 8% and is convertible into common stock at a 35% discount of the market price on the date of conversion.

In January 2004, the Company received $100,000 pursuant to a convertible debenture agreement. The convertible debenture matured in April 2004, bears interest at 8% and is convertible into common stock at a 35% discount of the market price on the date of conversion.

SUBSEQUENT EVENTS

Subsequent to the period covered by this Report, Management undertook the conversion of the Company to a Business Development Company. This allows the Company to obtain and allocate capital as a holding company but provide guidance and managerial expertise to its operating subsidiaries. The Company made its election on April 12, 2004. This election required a change in the business model which will be finalized and explained in greater detail in our annual report. While there can be no guarantee that the company will be able to succeed or even achieve the same sales figures it had in previous year, management believes as many opportunities or more exist at the present time and the retooling of its management as well as the current iteration of its business model will allow for maximizing its revenues. The company underwent streamlining of its internal operations and believes it can continue to support the similar sales as before with a revised and reduced general and administrative cost structure.

Regarding its debt, the Company has undertaken a restructuring of much of its debt including retirement of notes payable to related parties and encouraging conversion to equity of its convertible debentures. These relate specifically to the requirement of a debt asset ratio required for companies electing to do business as a business development company, an election which made after the date of this filing. On a long-term basis, reduced debt burden will allow the company to maximize cash flow and achieve profitability for the benefit of its equity holders.

PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS

While the basic plan of operations of the Company is unchanged from our last previous annual report as indicated in our Form 10-KSB filing for the twelve-month period ending June 30, 2003, operations themselves were in the process of being transferred into a wholly-owned subsidiary which will be managed and operated as one of a series of investments and development opportunities in fulfillment with the Company's transition to a Business Development Company, an action undertaken subsequent to the period described in this report. While future operations will continue to be managed using expertise from the Company, current operations are undergoing a transition to a more streamlined business model in keeping with such transition.

The three month period ended March 31, 2004 compared to the three month period ended March 31, 2003

We have had revenues of $22,050 for the three months ending March 31, 2004, compared to revenues of $161,249 for the three months ending March 31, 2003. Revenues continued to decline in the current three-month period due to changes in the Company's operations corresponding with the change in the Company's senior management in October 2003. Additionally, the Company has had a material reduction of its revenue which resulted from no new contracts after fulfillment of certain existing contracts. This was during a period when the company underwent a restructuring of its corporate organization as well as a retooling of its business model. As a result, sales reflected fulfillment under the old model but limited commencement of sales under the new model.

The Company reported total operating expenses and a net loss of $346,059 and ($324,009) for the period ending March 31, 2004, respectively, or a loss of $.01 per share. For the comparison prior period ending March 31, 2003, the Company reported total operating expenses and a net loss of $468,442 and ($313,693), respectively or a loss of $.02 per share. A comparison of these two periods shows completion of the contract with the Los Angeles County Health Department during 2003 and subsequent downsizing to manage operations during the period until sales resume prior levels. The Company remains confident that it be able to retain the commensurate staffing required to fulfill its obligations as sales grow under the new business model.

The nine month period ended March 31, 2004 compared to the nine month period ended March 31, 2003

Revenues for the nine months ended March 31, 2004 were $205,643 compared with revenues of $1,987,889 for the nine months ended March 31, 2003. The decline in revenues, as mentioned above, relates to fulfillment of older contracts and limited new contracts during the comparison periods. These revenues were contractual and non-recurring in nature.

Operating expenses for the nine months ended March 31, 2004 were $999,436, generating a net loss of $805,150, or $0.04 per share, compared with $1,760,457, which generated a net loss of $10,714, or $0.00 per share, for the nine months ended March 31, 2003. A comparison between these two nine-month periods is again skewed due to fulfillment of older contracts and limited new contracts during the comparison periods.

Liquidity

As of March 31, 2004, the Company had cash on hand of $57,758 and working capital of negative $1,040,375. The negative working capital includes debt obligations of $546,632, of which $174,532 is owed to related parties and $253,500 consists of debentures that are convertible into common stock of the Company. The decline in working capital is attributed to a tapering off in revenues discussed elsewhere in this report as well as the general operating problems associated with a flux in the senior management of the Company.

The Company is in the process of securing several alternatives of financing for an immediate cash infusion, including both debt and equity financing. We are confident that the necessary financing will be secured and will be able to announce more details as we continue to offer securities pursuant to the exemptions provided pursuant to our election to be treated as a business development company. A filing regarding such financing was made on April 13, 2004. There is no guarantee that we will achieve all of the sales of securities permitted but we have commenced sales.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

The Company was named as a defendant in a case entitled I-Sol, Inc. v. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. The plaintiff asserted a cause of action for an alleged breach of contract action against Securesoft Systems, Inc. arising out of the performance of certain consulting services. This case was fully tried, argued, briefed and submitted to the Judge for JAMS on September 15, 2003. We are awaiting the ruling, which is anticipated during October 2004. Management's response to the claim was to contest liability vigorously, while seeking to resolve the case through settlement negotiations based on economic consideration of the cost of litigation. Management's response was supported by the evidence and record obtained throughout the discovery and well within managements duties and obligations to the shareholders and corporation. The demand at the initiation of the arbitration was approximately $120,000.00.

In October of 2003, the Company filed suit against shareholder Joshua Fink alleging, among other things, fraud and misrepresentation from statements made in his Rule 144 affidavit relating to specific sales of shares of the Company. Mr. Fink has filed a counter-claim. Both actions are currently in the early stages of litigation. To date, no settlement has been reached by either side.

During the quarter ending March 31 2004, the corporate status of S3I Holdings, Inc. was suspended by the Franchise Tax Board as a result of the failure on the part of former management to complete and file certain tax returns. As a result, the Company has incurred penalties and interest. Current management was able to recreate accounting records and has filed the delinquent Secretary of State disclosures, filed current tax returns and fees and paid past tax penalties to allow reset of the status of the company to Good Standing.

During the quarter ending March 31, 2004, Mr. Fred Villella, the Company's former Chief Executive Officer and Chairman, brought suit against S3I Holdings, Inc. and its officers and directors alleging wrongfully removing Mr. Villella from office, among other things. At this time, corporate counsel continues its reviewing allegations.

The company, directors, officers and affiliates are not involved in any other litigation to the best of the company's knowledge.

Item 2. Changes in Securities

During the quarter ending March 31, 2004, the Company received a total of $100,000 in convertible debenture financing. The debenture bears interest at the rate of 8% per annum, matures sixty days from the date of execution, and is convertible at either the option of the Company or the holder into common stock of the Company at a discount of 50% from the closing bid price on the date of conversion.

Pursuant to cancellation of a loan agreement which had previously required pledge of 16,438,358 shares of the Company's stock as collateral, shares were returned to treasury for cancellation.

Item 3. Defaults on Senior Securities
None

Item 4. Submission of Matters to Vote of Security Holders
During the quarter ending March 31, 2004, no matters were submitted to vote by the security holders.

Item 5. Other Information .
None.

Item 6. Exhibits and Reports on Form 8-K.
Exhibit 99.1: Section 302
Exhibit 99.2: Certification(s) Pursuant to 18 USC Section 1350;

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2004 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: June 3, 2004	S3I Holdings, Inc. by /s/ Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer

CERTIFICATIONS
PURSUANT TO SECTION 302

I, Wayne Yamamoto, Chief Executive Officer of S3I Holdings, Inc., certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of March 31, 2004;

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

Date: June 3, 2004

/s/ Wayne Yamamoto
Wayne Yamamoto

CERTIFICATION
PURSUANT TO 18 USC SECTION 1350

I, Wayne Yamamoto, stood and served as a Director/Chief Executive Officer of this Corporation, as of March 31, 2004, with the resulting powers as President of the Company. In connection with this Quarterly Report on Form 10-QSB, dated March 31, 2004. I hereby certify, to the best of my knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Certification
Dated: June 3, 2004

/s/ Wayne Yamamoto
Wayne Yamamoto
Chief Executive Officer