Form 10-K
period 2004-06-30
S3I HOLDINGS INC
filed 2004-10-25
CIK 1161647

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

Commission File Number 001-31347 S3 Investment Company, Inc. (Exact Name of Registrant as Specified in Its Charter)

California	33-0906297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43180 Business Park Dr., Suite 202 Temecula, CA 92590
(Address of principal executive offices)
(909) 587-3618 (Issuers telephone number, including area code) S3I Holdings, Inc. (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 27, 2004 was $.011, based on the last sale price of $0.011 as reported on the bulletin board.

    The Registrant had 130,239,687 shares of common stock, $0.001 par value, outstanding as of October 13, 2004

S3 Investment Company, Inc.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

    S3 Investment Company, Inc. ("the Company" or "SEIH") was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California. On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc. Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft's capital stock for shares of Company's authorized but un-issued shares of common stock as provided in Agreement.

    Further in connection with the Share Exchange Agreement, the controlling shareholders of the Company surrendered their stock in exchange for transfer of all right, title and interest to the sports nutrition products developed by the company since its inception. In accordance with the agreement, it was the intention of the parties that the company would acquire all of the issued and outstanding capital stock of Securesoft in exchange solely for the number of shares of the Company's authorized but un-issued common stock and that the exchange qualify as a tax-free reorganization under section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections there under; and the exchange qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933 and under the applicable securities laws of each state or jurisdiction where the shareholders reside.

    Securesoft Systems, Inc. a wholly owned subsidiary, was incorporated in September 1999. Securesoft develops, markets and sells enterprise compliance and risk management software solutions enabling clients to ensure that privacy, ebusiness and security policies remain aligned with regulatory requirements, and an organization's business strategies and performance goals. The Securesoft software provides a structured approach that combines knowledge of current business processes and systems, an understanding of related legislation and the use of cohesive teams that are experienced with the issues and objectives surrounding compliance. Securesofts implementation services include compliance gap analysis, risk management, cost benefit analysis, implementation strategies and monitoring.

    On April 12, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million. As of September 30, 2004 the Company's sole portfolio investment was Securesoft Systems, Inc., of which it owned 100% of the capital stock.

    In June of 2004 the office was moved to Temecula, California and administrative changes were made to help cut overhead and concentrate on adding portfolio companies that are cash flow positive. Continued efforts in this regard have culminated in the resignation of Wayne Yamamoto as Chief Executive Officer and the appointment of Chris Bickel as Chief Executive Officer in September of 2004. On October 12, 2004 the Company changes it's name to S3 Investment Company, Inc. to properly reflect the nature of its business.

Investment Strategy

    S3 Investment Company, Inc. intends to make strategic investments in cash-flow positive companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria a weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where S3I can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

    As a Business Development Company, the Company is required to have at lease 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

    The Company presently has one portfolio investment: Securesoft Systems, Inc., a Delaware company specializing in the development, and marketing of compliance and risk management software solutions. The Company owns 100% of the common stock of Securesoft Systems, Inc., which it acquired in exchange for 20,076,644 shares of the Company's common stock on April 16, 2003. As of June 30, 2004, the Company's investment in Securesoft Systems, Inc. was valued at $0.00 in recognition of Securesoft's history of losses and current liabilities

SECURESOFT SYSTEMS, INC.

    During the last fiscal year, ending June 30, 2004, Securesoft experienced a severe decline in sales. This was due to management dropping its sales effort and trying to make changes to its software. As a result the software product became unstable and sales were not possible. New management was brought in and focus was placed on the development of new software (immunity 2.0), which is not yet finished at this time. Delays associated with the development of this new software program added to the lack of revenues.

    The Immunity 2.0 software is being developed with the intent to market to larger health care facilities, as well as to companies in the financial, banking, and insurance industries. Companies within these industries are required by law to comply with a number of federal regulations. Immunity 2.0 can be used as a compliance program across regulations and across industries. Completion of the new software is scheduled for November of 2004. The most recent management change has stepped up its efforts to form partnerships and marketing alliances so that when the new product is ready for the market the market will be ready for it. The focus of the company will be to find reseller and distribution partners who will be able to sell Immunity 2.0 as part of their overall compliance solution. This will add value to our reseller and distribution partners, as well as provide a revenue stream for Securesoft, without adding additional overhead to our operational budget. Securesoft plans to focus its initial efforts in the healthcare industry, before branching out to the insurance and financial sectors.

Employees

    Exclusive of Securesoft operations, S3 Investment Company, Inc. presently has two employees who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

ITEM 2. DESCRIPTION OF PROPERTY

    S3 Investment, Inc. subleases approximately 2,337 square feet in Temecula, CA which serves as the headquarters for both S3 Investment Company, Inc. and Securesoft Systems, Inc.. The Company uses this space on a month-to-month basis as part of its management contract with Javelin Advisory Group.

    Management believes that its facilities are adequate for its present business.

ITEM 3. LEGAL PROCEEDINGS

    There are a number of cases pending involving S3 Investment Company, Inc. and/or Securesoft Systems, Inc. The following is a complete list.

    Securesoft was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. Judgment was awarded to the plaintiff in the amount of $77,000.00. The Company is presently seeking a settlement with the plaintiff for a lesser amount.

    S3I Holdings, Inc and Securesoft were named defendants in a case entitled Fink and Villella V. Yamamoto, Berlandier, Luke Zouvas, Mark Zouvas, S3I and Securesoft. Fink and Villella filed complaint on November 20, 2003 and filed amended complaint on April 16, 2004. S3I filed a counterclaim on May 18, 2004 against Villella and on August 16, 2004 Villella was dismissed out of the case. Fink has continued to pursue the action. The Company and its counsel feel that this case will be dismissed within the next month based on the facts. S3I Holdings, Inc was plaintiff in a case entitled S3I Holdings, Inc. v. Fink. S3I Holdings filed a complaint in October 10, 2003 for injunctive relief, misrepresentation and fraud. The action was taken to stop the illegal sale of stock. The action was taken too late and the sale of stock took place. Any amount that would have been due Fink was more than offset by the stock sale.

    S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9,2004. Stipulated mediation before an arbitrator will be completed by November 29, 2004. The Company feels the claim is baseless and that it will receive a favorable ruling.

    Securesoft was named defendant in a case entitled Kim Anderson v. Securesoft Systems, Inc. Securesoft failed to answer complaint and a Court Judgment was awarded in favor of the defendant in the amount of $66,323.92. This amount is for back office rent. The Company is seeking to settle with the plaintiff for a lesser amount.

    S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The court is at this time reviewing this judgment based on the fact that the award to the plaintiff was based on forged documents. The Company and its counsel are confident that this judgment will be dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders of S3 Investments Company, Inc. was held on October 12, 2003 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:
a. To authorize 2,020,000,000 shares of capital stock of the company, of which 2 billion will relate to common stock, subject to further designation by the Board of Directors of the company, and 20 million will relate to preferred stock, subject to further designation by the Board of Directors of the Company.
b. To change the name of the corporation to S3 Investment Company, Inc.
c. To permit action upon the written consent of less than all shareholders of the Company.
d. To authorize the Company's Board of Directors, without the consent of the stockholders of the corporation, to adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, with appropriate adjustments to the corporation's capital accounts, provided that the recapitalization does not require any amendment to the Articles of Incorporation of the corporation

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

    The Company's Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol "SEIH". The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since April 2003 through June 30, 2004, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
6/30/2003	1.78	1.40	1.50
9/30/2003	1.70	0.55	0.75
12/31/2003	2.30	0.20	0.37
3/31/2004	0.39	0.16	0.16
6/30/2004	0.19	0.015	0.015

Holders of record

    As of June 30, 2004 there were approximately 154 holders of record of the Company's common stock.

Dividends

    The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

    Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities. No commissions were paid in connection with the transactions described below unless specifically noted.

    From July 1, 2003 through October 13, 2004 the following unregistered securities were issued:

    Between December 1, 2003 and June 30, 2004 the company issued convertible debentures in the amount of $729,000.00. All debentures are due within six months of issue and carry a rate of interest of eight percent (8%) per year on the unpaid principal. The holders of the debentures are entitled, at their option, to convert the principal amount of these debentures plus accrued interest into shares of the Company's common stock at a price per share equal to a 50% discount to current market. In the event of bankruptcy all debentures convert to shares of common stock.

    Between April 1, 2004 and June 30, 2004 the company issued 13,910490 shares of common stock upon the conversion of $249,000.00 of these convertible debentures. The stock was issued under a regulation E exemption.

    Between July 1, 2004 and October 13, 2004 the company issued 82,200,000 shares of common stock upon the conversion of $470,000.00 of these convertible debentures. The stock was issued under a regulation E exemption.

    As of June 30, 2004 S3 Investment Company, Inc had 38,039,687 shares of common stock outstanding.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

    On April 12, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

    As of April 28, 2004, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion. To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company's common stock under a Regulation E exemption.

    S3 Investment Company, Inc. presently has one portfolio investment, Securesoft Systems, Inc. No additional portfolio investments were made this past year. Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

    Currently, there are no commitments for material expenditures. It should be noted that the Company's auditors Chisholm & Associates have expressed in their audit opinion letter that there is substantial doubt about the Company's ability to continue as a going concern.

    In October of 2004 S3 Investment Company, Inc. signed a management contract with Javelin Advisory Group to provide administrative services. Javelin will provide services such as accounting, public relations, and various other administrative functions as well as office rent. This service will eliminate virtually all overhead costs plus it will free up present staff to concentrate on revenue generating activities.

Liquidity and Capital Resources

    The Company's financial statements present an impairment in terms of liquidity. As of June 30, 2004 the Company had $121,391 in current assets and the Company's total assets exceeded total liabilities by approximately $303,512. The Company has accumulated $609,924 of net operating losses through June 30, 2004, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries. In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operation

    For the year ended June 30, 2004 the Company had a net loss of $609,924 compared to a net loss of $674,162 for six months ended June 30, 2003 and a $56,569 profit for the year ended December 31, 2002. During the fiscal year, ending June 30, 2004, Secursoft experienced a severe decline in sales. This was due to a number of factors not the least of which was destabilizing the software product itself. Focus and effort was then placed on the development of new software, which is scheduled for completion in November 2004.

    The new software, Immunity 2.0, is compliance and risk management software that will be marketed to larger health care facilities, as well as to companies in the financial, banking, and insurance industries. The marketing effort will focus on working with resellers and distribution partners who will sell Immunity 2.0 as part of their overall compliance solution. By partnering with these marketing specialists we can generate revenue without having to develop own marketing team. This will allow us to keep overhead low and allow us to concentrate on product enhancement and service implementation.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The combined loss for the year ending June 30, 2004 was approximately $609,924 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Chris Bickel our Chief Executive. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We have no employment agreements or life insurance on Mr. Bickel.

California Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of California law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A
BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of October 1, 2004 are as follows:
Name Age Position

Chris L. Bickel	41	Chief Executive Officer
Kenneth C Wiedrich	58	Chief Financial Officer
Scott Waddell	38	Secretary
Dennis Keating	38	Director
Theodore Tanski	57	Director
Chris Berlandier	35	Director

The business experience of each of the persons listed above is as follows:

Chris Bickel, CEO - Mr. Bickel has over 20 years in International Operations and Sales and Marketing management positions with both public and private companies, with significant experience in the production and distribution of a wide range of products, markets and technology in most of the industrial and commercial markets around the world. While working at FTSE-listed and NASDAQ-listed companies, Mr. Bickel held a wide range of positions in sales, marketing and operations management. During his tenure as Director of Sales and Marketing for a semiconductor detector manufacturing company, the customer base was converted from Research and Development institutions to an Original Equipment Manufacturer (OEM) clientele that included GE, Toshiba, Philips, Hitachi, and Siemens.

While President of a privately-held Japanese company, Mr. Bickel set up direct offices and employees in the USA and Europe while managing the regulatory approvals process and set up distribution throughout the world and managed dozens of pre-approval clinical trials and clinical tests in hospitals in the USA, Europe and Asia. Mr. Bickel is currently President of SINO UJE Ltd. a non-stocking distributor that sells and services western designed and manufactured high-tech products to markets in China and COO of Nicholas Investment Company, a subsidiary of YaSheng Group, a diversified agricultural and industrial conglomerate.

Ken Wiedrich, CFO - Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc., he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through a private placement and the long term financing for Ri-Tech.

Scott Waddell, Secretary - Mr. Waddell holds a Masters in Business Administration from the University of California, Irvine's Graduate School of Management. His business experience includes an Account Executive position in which he was top sales producer for a multibillion dollar NYSE-listed communications company. While serving as Product Manager for a computer and imaging products technology company, Mr. Waddell was responsible for the management of marketing programs for a number of product lines and handled strategic analysis, business plan development, and the implementation of web marketing programs. As buyer for the largest global wholesale producer of technology products and supply chain management services with 2003 net sales of over $22 billion, Mr. Waddell researched competitive models, conducted price analysis and negotiated the selection of components for the launch of a worldwide frameworks initiative.

Dennis Keating, Director - Mr. Keating is the founder of SunRidge Financial Group, an estate and financial planning company, which currently manages over $145 million in client assets. He is the Southwest Regional Compliance manger for 1st Discount Brokerage Incorporated covering New Mexico, Arizona and Southern California. 1st Discount is a national firm and member of the NASD MSRB and SITC. Mr. Keating graduated with honors from the California Polytechnic University, Pomona and has an extensive background in finance, real estate and law.

Theodore Tanski, Director - Mr. Tanski us a highly accomplished financial and marketing professional with over 30 years experience in investments and client services. Ted is currently Executive Vice President and a partner in Beaconsfield Financial Services, Inc., a full-service brokerage and investment banking firm, a position he has held since 1988. Mr. Tanski has extensive experience in a wide range of financial markets as both an investment banker and broker/dealer that includes underwriting, private placements, corporate financing, financial research, partnership and corporate portfolio management. Prior to his tenure with Beaconsfield, Mr. Tanski was a vice president with Shearson Lehman Brothers where he managed personal and corporate investment portfolios with a focus on international markets. Mr. Tanski holds a B.S. degree from the University of Pittsburgh.

Christopher Berlandier, Director - Mr. Berlandier is an experienced executive manager with a rich business and information technology background who currently serves on the Board of Directors for two public companies. For more than fifteen years, Mr. Berlandier has initiated, managed, and participated in all areas of management, information technology, software product development, system architecture, and product marketing, while founding or co-founding four new technology-related companies. As co-founder, CEO, CTO, and Director for Securesoft Systems, S3I holdings' first subsidiary company, Mr. Berlandier created the strategic vision to transform company from a start-up to an Enterprise Security Solution and managed the development of the business plan, financial forecasts, and funding activities. Previously, Mr. Berlandier co-founded and served as CEO, CTO and Director of a software development company providing alternative distribution system to the travel industry.

Meetings

During the year ended June 30, 2004 the Board of Directors met on six occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

    Our independent directors are compensated $1,000 each per month for services provided as a Director. Only one of the directors was paid for his services during the year and it was only for part of the year. Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the annual and long-term compensation for services in all capacities for the year ended June 30, 2004 paid to Wayne Yamamoto, our Chief Executive Officer during fiscal 2004. No other executive officers received compensation exceeding $100,000 during the year ended June 30,2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Wayne Yamamoto	2003	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer(1)	2004	$69,000	$-0-	$-0-	--	--	--

(1) Mr. Yamamoto became Chief Executive Officer effective as of April 11, 2003 and remained in this capacity until September of 2004.

(2) There were no stock options granted during the year ended June 30, 2004. There were no stock options outstanding as of June 30, 2004.

Employment Agreements

    The Company does not currently have any employment agreements in place. It does have a management contract in place with Javelin Advisory Group for administrative services. The contract is for 12 months at $20,000.00 per month. This service will provide all administrative functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

Indemnification

    As permitted by the provisions of the General Corporation Law of the State of California, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, none of the officers and directors of the company have filed the required reports with respect to our stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information, to the best knowledge of the Company, as of June 30, 2004 with respect to each person known by S3 Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.
Name and Address(1) --------------------------	Title of Class ---------------------	Amount Owned -------------------------	Percentage of Class (2) ----------------
Christopher Berlandier Director	Common	4,250,000	3.3%

Dennis Keating Director	Common	-0-

Theodore Tanski, Sr. Director	Common	-0-

Chris L. Bickel CEO	Common	-0-

Kenneth C. Wiedrich CFO	Common	-0-

Scott Waddel Secretary	Common	-0-

All Directors and Officers as a group	4,250,000	Common	3.3%

(1) Unless indicated otherwise, the address for each of the above listed is c/o S3 Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 130,239,687 outstanding shares of common as of October 13, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 13. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

    The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.2	CFO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b) Reports on Form 8-K

Form 8-K filed on July 3, 2003 in which the Company amended the 8-Kfiled on April 16, 2004. The original 8-K notified the SEC of the acquisition of Securesoft.

Form 8-K filed on October 21, 2003 in which the Company notified the SEC that the Board of Directors had appointed a new chairman of the Board of Directors. Also, that two members of the Board of Directors has resigned, and that one new Director had been appointed leaving two members of the board.

Form 8-K filed on May 8, 2004 in which the Company notified the SEC that three independent directors were being added to fill vacancies on the board.

Form 8-K filed on June 18, 2004 in which the Company notified the SEC that it had accepted the resignation of Art Malone, Jr. from the Board of Directors. No appointment was made to fill the vacancy on the board.

Form 8-K filed on September 11, 2004 in which the Company notified the SEC that the Board of Directors had approved the designation of five million (5,000,000) shares of Series B preferred stock, with each share being equivalent to the voting power of 100 shares of common stock. Also that 4,730,000 shares of Series B preferred be issued to two individuals in exchange for equivalent shares of Series A Preferred stock, which give the two individuals the voting control of the company. Also the Board of Directors accepted the resignation of Wayne Yamamoto as a member of the board and as Chief Executive Officer. Also the Board of Directors appointed Chris Bickel as Interim Chief Executive Officer and Shane Traveller as Interim Chief Financial Officer. No appointment was made to fill the vacancy on the board.

Form 8-k filed on October 1, 2004 in which the Company notified the SEC that the Board of Directors changed the name of the Company to S3 Investment Company, Inc. Also the Board of Directors accepted the resignation of Shane Traveller as a member of the Board of Directors and as Interim Chief Financial Officer. Also the Board of Directors appointed Theodore Tanske, Sr. as an independent member of the Board of Directors. Ken Wiedrich was appointed as the interim Chief financial Officer. Chris Bickel was appointed as the Chief Executive Officer and the interim status was removed.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2003 were approximately $16,472.58 and $22,605.80, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2004 and 2003 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 2004	S3 Investment Company, Inc. By:/s/ Chris L. Bickel Chris L. Bickel Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Dennis Keating Dennis Keating	Director	October 25, 2004
/s/ Theodore Tanski Theodore Tanski	Director	October 25, 2004
/s/ Chris Berlandier Chris Berlandier	Director	October 25, 2004

S3 Investment Company, Inc.
a California Corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chris L. Bickel, certify that:

1. I have reviewed this annual report on Form 10-K of S3 Investment Company, Inc.;
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

Date: October 25, 2004

/s/ Chris L. Bickel
Chris L. Bickel
Chief Executive Officer

S3 Investment Company, Inc.
a California Corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this annual report on Form 10-K of S3 Investment Company, Inc.;
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
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2004

/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris L. Bickel, Chief Executive Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 25, 2004

/s/Chris L. Bickel
Chris L. Bickel
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 25, 2004

/s/Kenneth C. Wiedrich
Kenneth C. Wiedrich
CHIEF FINANCIAL OFFICER

S3 INVESTMENT COMPANY, INC.
(Formerly Axtion Foods, Inc.)

Financial Statements

June 30, 2004

C O N T E N T S

 INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of
S3 Investment Company, Inc.
Temecula, CA

We have audited the accompanying balance sheet of S3 Investment Company, Inc.  as of June 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the six months ended June 30, 2004 and the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of S3 Investment Company, Inc.  as of June 30, 2004, and the results of its operations and its cash flows for the six months ended June 30, 2004 and the years ended December 31, 2002 and 2001 are in conformity with generally accepted accounting principles of the Public Company Accounting Oversight Board (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has had recurring operating losses and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
October 22, 2004

3

S3I Holdings, Inc. (Formerly Axtion Foods, Inc.) Consolidated Balance Sheet
ASSETS
June 30, 2004

Current Assets
Cash	$121,391

Total Current Assets	121,391

Equipment, Net	-

Other Assets
Investments	716,436

Total Other Assets	716,436

Total Assets	$837,827

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$25,381
Accrued Expenses	28,934
Convertible Debentures	480,000

Total Current Liabilities	534,315

Total Liabilities	534,315

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, Shares Issued and Outstanding 0	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares Issued and Outstanding 37,519,687	1,094,139
Discount on Stock	(180,703)
Retained Earnings (Deficit)	(609,924)

Total Stockholders' Equity	303,512

Total Liabilities and Stockholders' Equity	$837,827

The accompanying notes are an integral part of these consolidated financial statements. 4

S3I Holdings, Inc. (Formerly Axtion Foods, Inc.) Statements of Operations

	For the Year Ended June 30,	For the Six Months Ended June 30,	For the Year Ended December 31,

	2004	2003	2002

Revenues	$-	$287,004	$2,499,843
Cost of Sales	-	11,985	231,646

Gross Profit (Loss)	-	275,019	2,268,197

Operating Expenses
General & Administrative	100,990	937,148	2,167,337

Total Operating Expenses	100,990	937,148	2,167,337

Net Operating Income (Loss)	(100,990)	(662,129)	100,860

Other Income (Expense)
Interest Income	-	25	43
Financing Costs	(480,000)	-	-
Interest Expense	(28,934)	(11,258)	(43,774)
Other Income (Expense)	-	-	240

Total Other Income (Expense)	(508,934)	(11,233)	(43,491)

Income (Loss) Before Income Taxes	(609,924)	(673,362)	57,369
Income Tax Expense	-	800	800

Net Income (Loss)	$(609,924)	$(674,162)	$56,569

Net Income (Loss) Per Share	$(0.02)	$(0.03)	$0.00

Weighted Average Shares Outstanding	25,774,121	19,475,322	14,622,197

The accompanying notes are an integral part of these consolidated financial statements. 5
S3I Holdings, Inc.
(Formerly Axtion Foods, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

						Retained
	Preferred Stock		Common Stock		Discount	Earnings
	Shares	Amount	Shares	Amount	On Stock	(Deficit)

Balance, December 31, 2002	-	$ -	14,622,197	$ 2,037,844	$ -	$ (2,595,033)

January 2003 - stock issued for services at
$0.25 per share	-	-	25,000	6,250	-	-

January 2003 - stock issued for exercise
of stock options at $0.50 per share	-	-	600,000	300,000	-	-

April 2003 - stock issued for debt conversion
including accrued interest at $0.25 per share	-	-	480,000	114,500	-	-

April 2003 - stock options granted for
accrued wages	-	-	-	-	443,018	-

April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-

June 2003 - stock options granted for services	-	-	-	-	130,900	-

Net income (loss) for the six months ended
June 30, 2003	-	-	-	-	-	(674,162)

Balance, June 30, 2003	-	$ -	22,709,197	$ 2,458,594	$ 550,754	$ (3,269,195)

January 2004 - stock issued for services			300,000	75,000

January 2004 - stock issued for satisfaction of debt			300,000	129,600

March 2004 - stock issued for conversion of debentures
including finance charges			13,910,490	729,000

April 2004 - stock issued for cash			300,000	3,000

April 2004 - Change in accounting procedure adjustment:
reporting as a Business Development Company				(2,301,055)	(731,457)	3,269,195

Net (loss) for the year ended
June 30, 2004						(609,924)

Balance, June 30, 2004	-	$0	37,519,687	$1,094,139	($180,703)	($609,924)

The accompanying notes are an integral part of these consolidated financial statements.
6

S3I Holdings, Inc. (Formerly Axtion Foods, Inc.) Consolidated Statements of Cash Flows

	For the Year Ended June 30,	For the Six Months Ended June 30,	For the Year Ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$(609,924)	$(674,162)	$56,569
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	-	32,363	51,370
Stock Issued for Services	75,000	6,250	-
Stock Issued for Debt Financing Cost	480,000
Stock Options Granted for Services	-	130,900	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	14,000	(2,300)
Inventory	-	3,484	(5,244)
Increase (Decrease) in:
Accounts Payable	25,381	16,444	4,931
Accrued Expenses	28,934	52,863	(42,342)

Net Cash Provided (Used) by Operating Activities	(609)	(417,858)	62,984

Cash Flows from Investing Activities:
Payments for investments
Payments for Software Development Costs	-	-	(109,819)
Payments for Deposits	-	-	(8,345)
Payments for Equipment	-	(6,879)	(13,086)

Net Cash Provided (Used) by Investing Activities	-	(6,879)	(131,250)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	2,000	300,000	-
Proceeds from Issuance of Notes Payable & Convertible Debentures	120,000	185,000	323,313
Principal Payments on Notes Payable & Convertible Debentures	-	(61,000)	(294,787)

Net Cash Provided (Used) by Financing Activities	122,000	424,000	28,526

Increase (Decrease) in Cash	121,391	(737)	(39,740)
Cash and Cash Equivalents at Beginning of Period	-	23,594	63,334

Cash and Cash Equivalents at End of Period	$121,391	$22,857	$23,594

Cash Paid For:
Interest	$-	$2,049	$43,517

Income Taxes	$-	$-	$800

Non-Cash Investing and Financing Activities:
Stock Issued for Services	$75,000	$6,250	$-

Stock Options Granted for Services	$-	$130,900	$-

Stock Issued for Convertible Debentures and Accrued Interest	$729,000	$114,500	$-

Stock Option Granted for Accrued Wages	$-	$443,018	$-

Stock issued for debt satisfaction	$129,600	$-	$-

Assumption of Debentures from Secure Soft	$480,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies

a. Organization

S3I Holdings, Inc. (the Company), was organized under the laws of the State of California in April 2000. The original name of the Company was Rental Windows, Inc. which was subsequently changed on August 10, 2001 to Axtion Foods, Inc. (Axtion). In June 2001, the Company adopted a business plan to distribute nutritional foods and supplements. In March 2003, while in the development stage, this business plan ceased.

On April 16, 2003, Axtion completed an agreement and plan of share exchange with SecureSoft Systems, Inc. (SecureSoft), a private California corporation and changed its name to S3I Holdings, Inc.. Pursuant to the agreement, the Company exchanged 15,727,197 shares of common stock for all of the outstanding shares of common stock of SecureSoft. In addition to the share exchange, the Company cancelled 20,000,000 shares of common stock. The management of Axtion resigned and was replaced by the management of SecureSoft. The acquisition has been recorded as a reverse acquisition whereby SecureSoft is the accounting survivor and Axtion is the legal survivor; therefore, the historical financial statements presented prior to the acquisition are those of SecureSoft.

The financial statements for the period ended June 30, 2003 are consolidated with SecureSoft. However on April , 2004, the company registered with the Securities and Exchange Commission as a Business Development Company. In so doing has effected a change in accounting principle ( see below) and no longer consolidates it's financial statements with SecureSoft. Therefore the financial statements at June 30, 2004 are unconsolidated. The Company is currently engaged as an investment company developing its various business interest, specifically SecureSoft's business of developing HIPPA compliance software.

b. Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

c. Revenue Recognition

For the period June 30, 2003 and December 31, 2002, revenue from the sale of software and consulting is recognized when an agreement is made, delivery is complete, no significant obligations remain unfulfilled and collection of the receivable is probable. In instances where a significant obligation exists, revenue recognition is delayed until the obligation has been satisfied.

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

e. Investments

The company has recorded it's investment in SecureSoft at cost which approximates the Fair Market Value.

 S3I Holdings, Inc.
 ( Formerly Axtion Foods, Inc.)
 Notes to the Financial Statements
June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies (Continued)

f. Property and Equipment

Property and Equipment consists of the following at June 30, 2004:

Computers and Equipment	$0
Accumulated Depreciation	0

Total Property & Equipment	$0

The provision for depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the year ended June 30, 2004, six months ended June 30, 2003 and for the year ended December 31, 2002 was $0, $6,819, and $8,795 respectively.

In accordance with SFAS No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. As of June 30, 2004, no impairments have been recognized.

g. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carry forward totaling approximately $600,000 that will be offset against future taxable income. These NOL carry forward begin to expire in the year 2019.

Deferred tax assets and the valuation account is as follows at June 30, 2004:

Deferred tax asset:
NOL carry forward	$200,000
Valuation allowance	(200,000)

Total	$-

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies (Continued)

h. Stock Options and Warrants

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

i. Earnings (Loss) Per Share

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Fully dilutive earnings per share has not been presented because it equals primary earnings per share.

	For the Year ended June 30, 2004	For the Six Months Ended June 30, 2003	For the Year ended December 31, 2002

Income (Loss) Numerator	$(609,924)	$(674,162)	$56,569
Shares (Denominator)	25,774,121	19,475,322	14,622,197

Per Share Amount	$(0.02)	$(0.03)	$0.00

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

j. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 1 - Summary of Significant Accounting Policies (Continued)

k. Financial Instruments

The recorded amounts for financial instruments, including cash equivalents, receivables, investments, accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2004. The Company has no investments in derivative financial instruments.
.

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent on financing to continue operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to continue to increase revenues of SecureSoft through additional contracts to provide services. The Company will also raise funds from investors as needed or negotiate loan instruments to provide necessary capital.

NOTE 3 - Commitments and Contingencies

In June 2004, the Company committed to an operating lease for office space. The lease requires a monthly payment of $1,000 and is on a month to month basis.

Rent expense from operating leases for the six months ended June 30, 2003 and for the years ended December 31, 2002 was $34,452, $43,530, and $107,085, respectively.

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 4- Convertible Debentures

Convertible Debentures are detailed as follows at June 30, 2004:

Convertible Debentures payable to a Limited Liability Entity, bears interest at 8%, unsecured, payable by February 1, 2005, converts to common stock at a rate of 50% of low bid	$385,000

Convertible Debenture payable to an individual, bears interest at 8%, unsecured, payable August 2004, converts to common stock at a rate of 75% of low bid	$95,000

Total Convertible Debentures	$480,000

NOTE 5- STOCK OPTIONS

Employee Stock Options:

The following tables summarize the information regarding employee stock options at June 30, 2004:

Options outstanding at December 31, 2003	1,943,512
Granted	0
Exercised	(1,943,512)
Forfeited	-
Options outstanding at June 30, 2004	0

Weighted average exercise price of options outstanding at June 30, 2004	$0

The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. No expense has been recognized for the employee stock option plan for the six months ended June 30, 2003 and for the years ended December 31, 2002. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of "SFAS No. 123", the Company's net income ( loss) and basic loss per common share would have been as indicated below:

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

	For the Six Months Ended June 30,	For the Years Ended December 31,
	2003	2002	2001

Net Income (Loss) as reported	$(674,162)	$56,569	$(1,084,956)
Pro forma net loss	(674,162)	56,569	(1,084,956)
Basic loss per share as reported	(0.03)	0.00	(0.08)
Pro forma basic loss per share	(0.03)	0.00	(0.08)

NOTE 6 - STOCK OPTIONS (Continued)

Employee Stock Options (Continued):

The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rate	3% - 4%
Expected life	5-10 Years
Volatility	0%
Dividend yield	0.0

Non-Employee Stock Options

The following tables summarize the information regarding non-employee stock options outstanding at June 30, 2004:

Options outstanding at December 31, 2003	1,580,000
Granted	0
Exercised	-
Forfeited	(1,580,000)

Options outstanding at June 30, 2004	0

Weighted average exercise price of non-employee options outstanding at June 30, 2004	$0

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 6 - STOCK OPTIONS (Continued)

Non-Employee Stock Options (Continued):

The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

Risk free interest rate	3%
Expected life	4-10 Years
Volatility	8.4%-11%
Dividend yield	0.0

As a result of applying SFAS No. 123, the Company had an expense of $130,900, and $0 during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 7 CHANGE IN ACCOUNTING PRINCIPLE

In April 2004, the Company filed a form N-54 with the Securities and Exchange Commission to be treated as a Business Development Company (BDC). As a BDC, the company records its investments in other entities it holds an interest in, and does not consolidate with any of the entities with which it holds ownership. The period ended June 30, 2003 reports the consolidated financial statements of the Company and SecureSoft its wholly owned subsidiary, however as of June 30, 2004 the company has valued the investment in SecureSoft at Fair Market Value, and did not consolidate its assets, liabilities or operating activities with SecureSoft.

NOTE 8 LEGAL ACTIONS

The Company is involved in the following legal actions:

Fink et al v. Yamamoto, et al., United States District Court for the southern district of California, Case No. 03-CV-2465 (formerly San Diego Superior Court, Case No. GIC821356)

On November 20, 2003, plaintiffs Joshua Fink and Fred Villella filed a complaint for damages, injunctive relief and declaratory relief against defendants Wayne Yamamoto, Chistopher Berlandier, Luke Zouvas, Mark Zouvas and the Company in the San Diego Superior Court.

On May 18, 2004, the Company and defendants filed answers to the allegations, and a counterclaim against Villella.

On August 16, 2004, pursuant to a stipulated order, Villella voluntarily dismissed without prejudice his claims against the defendants, and the Company and SecureSoft. The Company also dismissed its claim against Villella.

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 8 LEGAL ACTIONS (Continued)

The Company did not file a couterclaim against Fink since it had previously filed a separate lawsuit against Fink. No discovery has yet been conducted in the case. The Company plans to vigorously defend itself in this matter, and is unable to evaluate the likelihood of an unfavorable outcome.

Radford v. Yamamoto, et al., San Diego Superior Court, North County, Case No. GIN035467.

On February 10, 2004, plaintiff Tamara Radford filed a complaint against defendants Wayne Yamamoto, Christopher Berlandier, the Company, SecureSoft Systems, Inc. and Robert Grant. The complaint alleges eleven causes of action for alleged breach of written employment contract, breach of oral employment contract, breach of the implied covenant and good faith and fair dealing, fraud-intentional misrepresentation of fact, fraud, negligent misrepresentation of fact, wrongful termination in violation of public policy and labor codes.

On July 9, 2004, the defendants filed their answer to the complaint, and generally denied the allegations. Plaintiff has propounded some written discovery, but by agreement of the parties, the time to respond has been extended indefinitely. The parties agreed to the appointment of a mediator by the Court, and mediation is scheduled for November 17, 2004.

The Company plans to vigorously defend itself in this matter, and is unable to evaluate the likelihood of an unfavorable outcome.

Professional Traders Fund, LLC v. S3I Holdings, Inc. Supreme Court of the State of New York, County of Nassau, Civil Case No. 04-176, and San Diego Superior Court, Case No. GIC835886.

On January 7, 2004, plaintiff Professional Traders Fund filed a complaint against the Company and Luke C. Zouvas. The complaint alleged two causes of action for fraud and negligent misrepresentations, and sought $68,400 in general damages and unspecified punitive damages.

The Company and Luke Zouvas did not respond to the complaint, and the plaintiff moved for a default judgment. On July 30, 2004, the Clerk entered a default judgment against the Company and Luke Zouvas in the amount of $274,239.60. Luke Zouvas has retained counsel in New York to file a motion to set aside the default judgment. The Company plans to retain counsel in New York to determine if it should file a similar motion.

The Company plans to vigorously defend itself in this matter and is unable to evaluate the likelihood of an unfavorable outcome.

Federal Grand Jury Investigation

On June 8, 2004, United States federal agents executed criminal search warrants at the offices of the Company and at the residence of Mark Zouvas. Federal agents also served federal grand jury subpoenas for documents on the Company and others. The Company produced over 2,500 pages of documents in response to the grand jury subpoena.

S3I Holdings, Inc.
( Formerly Axtion Foods, Inc.)
Notes to the Financial Statements
June 30, 2004

NOTE 8 LEGAL ACTIONS (Continued)

It is believed that the government's investigation concerns alleged misrepresentations and omissions of material facts in Company filings with the Securities and Exchange Commission and in Company press releases, and alleged fraud in the sale of the Company's securities. No criminal charges have been filed against the Company or anyone else, and the current status of the criminal investigation is unknown.

The Company plans to vigorously defend itself in this matter and is unable to evaluate the likelihood of an unfavorable outcome.

