Form 10-Q
period 2004-09-30
S3I HOLDINGS INC
filed 2004-11-15
CIK 1161647

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2004	Commission File Number 000-28767
S3 INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

California	33-0906297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(909) 587-2618 Issuer's telephone number, including area code S3I Holdings, Inc. (Registrant's Former Name and Address

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at November 10, 2004
Common Stock, $0.001 par value	231,239,687

S3 INVESTMENT COMPANY, INC.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Financial Statements
September 30, 2004

S3 Investment Company, Inc. (S3I Holdings, Inc.) Balance Sheet ASSETS
September 30, 2004

Current Assets
Cash	$749

Total Current Assets	749

Equipment, Net	-

Other Assets
Investments	774,973

Total Other Assets	774,973

Total Assets	$775,722

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$51,111
Accrued Expenses	30,053
Convertible Debentures	120,250

Total Current Liabilities	201,414

Total Liabilities	201,414

Stockholders' Equity
Preferred Stock, Authorized 10,000,000 Shares, No Par Value, Shares Issued and Outstanding 0	-
Common Stock, Authorized 100,000,000 Shares, No Par Value, Shares Issued and Outstanding 109,469,687	2,533,139
Discount on Stock	(180,703)
Retained Earnings (Deficit)	(1,778,128)

Total Stockholders' Equity	574,308

Total Liabilities and Stockholders' Equity	$775,722

The accompanying notes are an integral part of these financial statements. 4

S3 Investment Company, Inc. (S3I Holdings, Inc.) Statements of Operations
	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2004	2003

Revenues	$-	$136,573
Cost of Sales	-	11,357

Gross Profit (Loss)	-	125,216

Operating Expenses
General & Administrative	94,095	454,490

Total Operating Expenses	94,095	454,490

Net Operating Income (Loss)	(94,095)	(329,274)

Other Income (Expense)
Interest Income	-	33
Financing Cost	(1,070,133)	-
Interest Expense	(3,976)	(8,600)
Other Income (Expense)	-	-

Total Other Income (Expense)	(1,074,109)	(8,567)

Income (Loss) Before Income Taxes	(1,168,204)	(337,841)
Income Tax Expense	-	-

Net Income (Loss)	$(1,168,204)	$(337,841)

Net Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	78,828,020	22,714,530

The accompanying notes are an integral part of these financial statements. 5

S3 Investment Company, Inc. (S3I Holdings, Inc.) Statements of Stockholders' Equity (Deficit)

						Retained
	Preferred Stock		Common Stock		Discount	Earnings
	Shares	Amount	Shares	Amount	On Stock	(Deficit)

Balance, December 31, 2002	-	$ -	14,622,197	$ 2,037,844	$ -	$ (2,595,033)

January 2003 - stock issued for services at
$0.25 per share	-	-	25,000	6,250	-	-

January 2003 - stock issued for exercise
of stock options at $0.50 per share	-	-	600,000	300,000	-	-

April 2003 - stock issued for debt conversion
including accrued interest at $0.25 per share	-	-	480,000	114,500	-	-

April 2003 - stock options granted for
accrued wages	-	-	-	-	443,018	-

April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-

June 2003 - stock options granted for services	-	-	-	-	130,900	-

Net income (loss) for the six months ended
June 30, 2003	-	-	-	-	-	(674,162)

Balance, June 30, 2003	-	$ -	22,709,197	$ 2,458,594	$ 550,754	$ (3,269,195)

January 2004 - stock issued for services			300,000	75,000

January 2004 - stock issued for satisfaction of debt			300,000	129,600

March 2004 - stock issued for conversion of debentures
including finance charges			13,910,490	729,000

April 2004 - stock issued for cash			300,000	3,000

April 2004 - Change in accounting procedure adjustment:
reporting as a Business Development Company				(2,301,055)	(731,457)	3,269,195

Net (loss) for the year ended
June 30, 2004						(609,924)

Balance, June 30, 2003	-	$ 0	37,519,687	$1,094,139	($180,703)	($609,924)

July, Aug, Sept 04 - stock issued for conversion of
debentures including finance charges			71,950,000	1,439,000

Net (loss) for the three months ended
September 30, 2004						(1,168,204)

Balance, September 30, 2004	-	$ -	109,469,687	$ 2,533,139	$ (180,703)	$ (1,778,128)

The accompanying notes are an integral part of these financial statements. 6

S3 Investment Company, Inc. (S3I Holdings, Inc.) Statements of Cash Flows
	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(1,168,204)	$(337,841)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	-	15,000
Stock Issued for Services	-	27,600
Stock issued for Debt Financing Cost	1,070,133	-
Stock Options Granted for Services	-	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	(38,720)
Inventory	-	-
Increase (Decrease) in:
Accounts Payable	25,731	78,035
Accrued Expenses	10,235	128,261

Net Cash Provided (Used) by Operating Activities	(62,105)	(127,665)

Cash Flows from Investing Activities:
Payments for Investments	(58,537)	-
Payments for Software Development Costs	-	-
Payments for Deposits	-	-
Payments for Equipment	-	-

Net Cash Provided (Used) by Investing Activities	(58,537)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	-
Proceeds from Issuance of Notes Payable & Convertible Debentures	-	147,000
Principal Payments for Notes Payable & Convertible Debentures	-	-

Net Cash Provided (Used) by Financing Activities	-	147,000

Increase (Decrease) in Cash	(120,642)	19,335
Cash and Cash Equivalents at Beginning of Period	121,391	22,857

Cash and Cash Equivalents at End of Period	$749	$42,192

Cash Paid For:
Interest	$-	$-

Income Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$27,600

Stock Options Granted for Services	$-	$-

Stock Issued for Convertible Debentures and Accrued Interest	$1,439,000	$-

Stock Options Granted for Accrued Wages	$-	$-

Stock Issued for debt satisfaction	$-	$-

Assumption of Debentures from Secure Soft	$-	$-

The accompanying notes are an integral part of these financial statements. 7

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Notes to the Financial Statements
September 30, 2004

GENERAL

S3 Investment Company, Inc. (S3I Holdings, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended June 30, 2004.

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

STOCKHOLDERS' EQUITY TRANSACTIONS

During the 1st fiscal quarter, the Company issued 71,950,000 shares of common stock for the conversion of debentures and accrued interest in the amount of $368,867, at a rate of $.005 per share. Due to the issue rate being less than the market value of the common stock issued, a financing cost of $1,070,133 was recorded. The value of the stock issuance was recorded at $1,439,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts and may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed by us for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of September 30,2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
2. Total revenues for the preceding twelve months ("R").
3. Earnings before interest, taxes and depreciation ("EBITD")
4. Estimate of likely sale price of investment ("ESP")
5. Net assets of investment ("NA")
6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

  Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

  Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Company has not retained independent appraises to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

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

Subsequent to the end of the quarter Securesoft has completed the development work of the newest version of its comprehensive HIPPA compliance software. Along with this the company has signed a Letter of Intent with TS Partner, a leader in healthcare information technology, for distribution of the Securesoft HIPPA compliance products and services. TS Partner, a nationwide distributor of healthcare services, will serve as the master distributor of the Securesoft compliance software solution for two years based on the Letter of Intent.

On November 1, 2004 S3 Investment Company, Inc. signed a Letter of Intent to purchase Redwood Capital, Inc. a privately-held investment advisory group. Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the year ended June 30, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

During the quarter ended September 30, 2004, the Company incurred a net loss of $1,168,204 compared to a loss of $337,841 for the same quarter of 2003. The current loss is primarily due to the equity financing agreement that the company had in place during the quarter. Convertible debentures were converted at rates 50% below the market. Convertible debentures in the amount of $359,750 were converted and resulted in a financing cost of $1,070,133. Exclusive of these financing costs the Company would have had a loss of $98,071 compared to the loss of $337,841 for the same quarter of 2003. This decrease in loss is due to a major decrease in operating expenses.

Operating expenses were $94,095 and $454,490 for the quarters ended September 30, 2004 and 2003, respectively. The reduced expenses this quarter compared to the same quarter a year ago is due mainly to the companies restructuring to reduce its overhead by outsourcing some of the administrative functions.

Interest expense for the quarter ended September 30, 2004 was $3,976, compared to $8,600 for the quarter ended September 30, 2003

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses from inception and has generated an accumulated deficit of $1,778,128. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through sales of Securesoft's compliance software solution. A definitive agreement has been signed with TS Partners, a leading distributor of healthcare compliance software, to market the Securesoft compliance software. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of September 30, 2004, the Company had total cash and current assets of $749 and current liabilities of $201,414. The Company generated cash for operations through the issuance of common stock. Commencing December 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bore interest at 8%, matured sixty (60) days from the date of issuance, and were convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through September 30, 2004, a total of $634,000 ($0 this quarter) had been raised under these terms and $608,750 ($359,750 this quarter) had been converted leaving a balance due as of September 30, 2004 of $120,250. On April 12, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through September 30, 2004, the Company raised $611,750 of which $608,750 was from convertible debentures ($359,750 this quarter) through the issuance of 86,160,490 (71,950,000 this quarter) shares of common stock through the use of the Regulation E exemption. Subsequent to September 30, 2004 the company has raised another $100,000 by the issuance of subordinated convertible debentures and $30,000 through the sale of common stock. All $100,000 of the debentures were converted into 80,000,000 shares of free trading common stock. $49,250 of the outstanding balance due on convertible debentures as of September 30, 2004 was also converted into 29,250,000 shares of free trading common stock. The company also raised $30,000 on a cash sale through the issuance of 12,000,000 shares of free trading common stock.

There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

PART II.

Other Information

Item 1. Legal Proceedings

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

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9,2004. Stipulated mediation before an arbitrator will be completed on November 17, 2004. The Company feels the claim is baseless and that it will receive a favorable ruling.

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

Federal Grand Jury Investigation - On June 8, 2004 United States federal agents executed criminal search warrants at the offices of the Company and at the residence of Mark Zouvas. Federal agents also served Federal grand jury subpoenas for documents on the Company and others. The Company produced over 2,500 pages of documents in response to the grand jury subpoena. The governments investigation centers on alleged misrepresentations and omissions of material facts in Company filings with the SEC and in Company releases, and alleged fraud in the sale of the Company's securities. No criminal charges have been filed against the Company or anyone else, and the status of the criminal investigation is unknown. The current Officers and members of the Board of Directors were not involved with the Company at the time of these alleged errors and omissions. The Company feels that there has been no wrong doing on its part and is confident that no charges will be filed against it.

Item 2. Changes in Securities

This quarter, 71,950,000 shares of common stock were issued in payment of $359,750 of convertible debentures under a Regulation E exemption.

Subsequent to September 30th the company issued 109,250,000 shares of common stock in payment of $149,250 of convertible debentures under a Regulation E exemption.

Subsequent to September 30th the company also issued 12,000,000 shares of common stock for a cash sale of $30,000.

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to Vote of Security Holders

The name of the Corporation was changed from S3I holdings, Inc to S3 Investment Company, Inc. and the authorized capital of the corporation was increased to two billion twenty million (2,020,000,000), of which 2,000,000,000 shares is designated common stock and 20,000,000 hares is designated preferred stock. Both actions required the vote of over 50% of the voting shares.

Item 5. Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2004	/s/ Chris L. Bickel
CHRIS L. BICKEL
Chief Executive Officer

S3 INVESTMENT COMPANY, INC.
a California corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chris L. Bickel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of S3 Investment Company, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: November 10, 2004

/s/ Chris L. Bickel
CHRIS L. BICKEL
Chief Executive Officer

S3 INVESTMENT COMPANY, INC.
a California corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of S3 Investment Company, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: November 10, 2004

/s/ Kenneth C. Wiedrich
KENNETH C. WIEDRICH
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris L. Bickel, Chief Executive Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

    1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2004

/S/ Chris L. Bickel
CHRIS L. BICKEL
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

    1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 10, 2004

/S/ Kenneth C. Wiedrich
KENNETH C. WIEDRICH
Chief Financial Officer