Form 10-Q
period 2004-12-31
S3I HOLDINGS INC
filed 2005-02-14
CIK 1161647

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2004	Commission File Number 000-28767
S3 INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

California	33-0906297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(951) 587-2618 Issuer's telephone number, including area code S3I Holdings, Inc. (Registrant's Former Name and Address

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at January 17, 2005
Common Stock, $0.001 par value	402,332,432

S3 INVESTMENT COMPANY, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Balance Sheet	4

	Schedule of Investments	5

	Statements of Operations	6

	Statements of Stockholders' Equity (Deficit)	7

	Statements of Cash Flows	8

	Notes to Financial Statements	9-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

PART II - OTHER INFORMATION		18-19

SIGNATURE PAGE		20

SARBANNES-OXLEY CERTIFICATIONS		23-34

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Financial Statements
December 31, 2004

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Balance Sheet

ASSETS
	December 31,	June 30,
	2004	2004
	(unaudited)
Current Assets
Cash	$26,452	$121,391
Total Current Assets	26,452	121,391
Investments
Equity Investments	3,015,796	716,436
Commercial Loans	1,337,091	-
Total Investments	4,351,887	716,436
Total Assets	$4,378,339	$837,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$26,784	$25,381
Accrued Expenses	23,793	28,934
Accrued Liabilities	670,383	-
Convertible Debentures	34,700	480,000
Total Current Liabilities	755,660	534,315
Total Liabilities	755,660	534,315
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 15,000,000 and 0 Shares Issued and Outstanding, Respectively	15,000	-
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 387,332,432 and 38,039,687 Shares Issued and Outstanding respectively	387,333	1,094,139
Subscription Receivable	(92,901)	-
Additional Paid in Capital	3,468,799	(180,703)
Retained Earnings (Deficit)	(155,552)	(609,924)
Total Stockholders' Equity	3,622,679	303,512
Total Liabilities and Stockholders' Equity	$4,378,339	$837,827
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Schedule of Investments
December 31, 2004
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

Secure System Solutions	Software Compliance	100%	$6,000	$1,599,705	(1)	Yes
Redwood Capital, Inc	Investment Banking	100%	120,000	120,000		No
Sino UJE, LTD	OEM Distrubutor	51%	-	1,296,091	(2)	No
Total Investment			$126,000	$3,015,796

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Secure systems Solutions	Software Compliance	100%	Loan	$978,821		Yes
Redwood Capital, Inc.	Investment Banking	100%	Loan	40,270		Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	317,000		No
Total Loans				$1,336,091
Total Investment and Loans				$4,351,887

Fair value determined by the Company's Board of Directors using the following formula:

(1)- (2.5 Xrevenue of $637,482) plus net assets of 200,000 plus amounted invested of $6,000

(2)- Includes value of Grecon, which is 40% owned by Sino, of $276,091 plus (2.5 X Sino revenue of $800,000 X 51%)

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Operations
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2003
Investment Revenue	$-	$-
Interest Revenue	-	-
Total Revenues	-	-
Operating Expenses
General & Administrative	116,220	248,041
Total Operating Expenses	116,220	248,041
Net Operating Income (Loss)	(116,220)	(248,041)
Other Income (Expense)
Financing Cost	(1,644,833)	-
Interest Expense	(3,976)	(8,600)
Contingent Legal Expense	(670,383)	-
Unrealized Gain on Investments	2,889,783	-
Net cost attributed to subsidiaries no longer consolidated	-	(241,667)
Total Other Income (Expense)	771,591	(250,267)
Income (Loss) Before Income Taxes	655,371	(498,308)
Income Tax Expense	-	-
Net Income (Loss)	$454,371	$(498,308)
Net Income (Loss) Per Share	$0.002	$(0.022)
Weighted Average Shares Outstanding	229,791,317	22,749,197
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2002	-	$ -	14,622,197	$ 2,037,844	$ -	$ (2,595,033)
January 2003 - stock issued for services at $.025 per share			25,000	6,250
January 2003 - stock issued for exercise of stock options at $0.50 per share			600,000	300,000.0
April 2003 - stock issued for debt conversion including accrued interest at $0.25 per share			480,000	114,500
April 2003 - stock options granted for accrued wages					443,018
April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-
June 2003 - stock options granted for services	-	-		-	130,900	-
Net income (loss) for the six months ended June 30, 2003						(674,162)
Balance, June 30, 2003	-	$ -	22,709,197	$ 2,458,594	$ 550,754	$ (3,269,195)
January 2004 - stock issued for services			300,000	75,000
January 2004 - stock issued for satisfaction of debt			820,000	129,600
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	729,000
April 2004 - stock issued for cash			300,000	3,000
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				(2,301,055)	(731,457)	3,269,195
Net (loss) for the year ended June 30, 2004						(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 1,094,139	$ (180,703)	$ (609,924)
July, Aug, Sept 04 - stock issued for conversion of debentures including finance charges			71,950,000	1,439,000
October 2004 - adjust to par value of $0.001				(2,423,149)	2,423,149
Oct, Nov, Dec 04 - stock issued for conversion of debentures including finance charges			117,250,000	117,250	820,482
Oct, Nov, Dec 04 - stock issued for cash			142,000,000	142,000	271,351
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
December 2004- acquisition of TSPartners	3,000,000	3,000			3,000
December 2004- acquisition of Sino			18,092,745	18,093	23,521
Net Income for the six months ended December 31, 2004						454,371
Balance December 31, 2004	15,000,000	$ 15,000	387,332,432	$ 387,333	$ 3,468,800	$ (155,553)

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$454,372	$(498,308)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	-	30,000
Stock Issued for Services	-	27,600
Stock issued for Debt Financing Cost	1,644,833	-
Stock issued for interest on debt financing cost	9,117	-
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	1,403	80,159
(Decrease) Increase in Accrued Expenses	665,242	166,861
Net Cash Provided (Used) by Operating Activities	2,975,967	(193,688)
Cash Flows from Investing Activities:
Investments in other Companies	(3,467,838)	-
Net Cash Provided (Used) by Investing Activities	(3,467,838)	-
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	320,450	-
Proceeds from Issuance of Convertible Debentures	277,482	215,500
Principal Payments for Notes Payable	-	(17,900)
Net Cash Provided (Used) by Financing Activities	597,932	197,600
Increase (Decrease) in Cash	(94,939)	3,912
Cash and Cash Equivalents at Beginning of Period	121,391	22,857
Cash and Cash Equivalents at End of Period	$26,452	$26,769
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$27,600
Stock Issued for Convertible Debentures	$530,300	$-

The accompanying notes are an integral part of these financial statements.

S3 INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of S3 Investment Company, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Organization and Business Activities

S3 Investment Company, Inc. ("the Company" or "SEIH") was incorporated under the laws of the State of California. It was originally incorporated with the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California. On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc. Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and acquired 100% of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company.

Securesoft Systems, Inc. was incorporated in September 1999. Securesoft develops, markets and sells enterprise compliance and risk management software solutions enabling clients to ensure that privacy, ebusiness and security policies remain aligned with regulatory requirements, and an organization's business strategies and performance goals. The Securesoft software provides a structured approach that combines knowledge of current business processes and systems, an understanding of related legislation and the use of cohesive teams that are experienced with the issues and objectives surrounding compliance. Securesofts implementation services include compliance gap analysis, risk management, cost benefit analysis, implementation strategies and monitoring.

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

In June of 2004 the office was moved to Temecula, California and administrative changes were made to help cut overhead and concentrate on adding portfolio companies that are cash flow positive. The Company entered into a management agreement with Javelin Advisory Group, Inc. to provide administrative support. On October 12, 2004 the Company changes it's name to S3 Investment Company, Inc. to properly reflect the nature of its business.

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended December 31, 2004, the Company raised $277,482 of operating capital in the form of convertible debentures. The debentures have varying terms of 60 days to 90 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. During the quarter ended December 31, 2004, $363,032 of debentures was converted into 117,250,000 shares of common stock.

Subsequent to the end of December 31, 2004 the Company has not issued or converted any additional convertible debentures and has a balance outstanding of $34,700.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, the Company issued 142,000,000 shares of common stock for cash of $320,450 and a subscription receivable of $92,901.

The Company issued 12,000,000 shares of preferred stock for 100% of the outstanding shares of Redwood Capital, Inc. Redwood Capital, Inc. is a Nevada Corporation that engages in the investment banking business primarily in China.

The Company issued 3,000,000 shares of preferred stock for 100% of the outstanding shares of TSParners, Inc. TSPartners , Inc. is a Nevada corporation that was acquired to provide marketing and management support for Securesoft.. Securesoft and TSPartner, Inc will be combined to form a new company named Secure System Solutions, Inc. that will develop and market compliance software to the medical and financial industry.

The Company 51% of Sino UJE, Ltd, a Hong Kong company from YaSheng. The Company issued 18,092,745 restricted shares of common stock, which is equal to 4.9% of the outstanding shares of the Company as of December 31, 2004. The Company has agreed to maintain YaSheng's ownership level at 4.9%. Upon issuance of additional shares in the market the Company will issue additional restricted shares to YaSheng to maintain their 4.9% ownership. Sino UJE, LTD is a distribution company for western-manufactured medical and industrial products into the Asian markets.

NOTE 4 - CONTINGENT LIABILITIES

The Company has recorded an accrued expense of $670,383 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.

NOTE 5- SUBSEQUENT EVENTS

Stock Issuances

Subsequent to December 31, 2004, the Company issued 15,000,000 shares of common stock for cash of $28,206.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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
  Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company's investments at $4,552,887. The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

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

During the quarter ended December 31, 2004 The Company made three new portfolio Investments. TSPartner, Inc. was acquired and merged with Securesoft, Systems, Inc. and the resulting company was named Secure System Solutions, Inc. This acquisition was made to strengthen and expand the compliance software business. Because of Chris Bickel's experience with and knowledge of the Chinese business community Sino UJE, LTD., a Hong Kong company and Redwood Capital, Inc., a privately held investment advisory group, were acquired. Chris Bickel originally organized Sino and he is very familiar with the opportunities that exist for Sino in the China market place. Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

Investment Strategy

S3 Investments Company, Inc. intends to make strategic investments in cash-flow positive companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

As a Business Development Company, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

In addition to Securesoft, which became the first portfolio company, the Company acquired Redwood Capital, Inc., Sino UJE LTD and TSPartner, Inc as portfolio companies during the quarter ended December 31, 2004. These acquisitions represent just a part of the on going focus of acquiring portfolio investments that increase the value of the company.

During the quarter ended December 31, 2004 the company signed an agreement with TSPartner, a leader in healthcare information technology, for distribution of the Securesoft HIPAA compliance products and services. TSPartner, a nationwide distributor of healthcare services, served as the master distributor of the Securesoft compliance software solution and made significant progress in the sales and implementation of the compliance software in the healthcare industry. As a result of this success and relationship that was developed, the Company acquired TSPartner just prior to the quarter ending December 31, 2004, in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.

It was intended from the beginning that TSPartner and Securesoft Systems would be combined into a single operating entity. Subsequent to the quarter ended December 31, 2004 the two companies were merged and given the new name of Secure Systems Solutions, Inc. This new company will not only market and implement the Securesoft compliance software but also distribute other business process solutions and professional services to the healthcare and financial industries.

Redwood Capital, Inc., a privately-held investment advisory group, was acquired during the quarter ended December 31, 2004. S3 Investment acquired 100% of Redwood Capital, Inc. to participate in the fast growing investment banking market in China. Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

The Company acquired 51% of the common stock of Sino UJE, LTD, a Hong Kong corporation during the quarter ended December 31, 2004. Sino has and extensive distribution network in China. It distributes medical and industrial supplies for a group of Original Equipment Manufacturers (OEM's) in Europe and the US that are exclusively represented in China by Sino. Sino was acquired from YaSheng for 4.9% of the outstanding stock of the company as of December 31, 2004.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the year ended June 30, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended December 31, 2004 compared to quarter ended December 31, 2003

During the quarter ended December 31, 2004, the Company incurred net income of $454,371 compared to a loss of $498,308 for the same quarter of 2003. The Company enjoyed a profit for the current quarter due to an unrealized gain of $2,889,783. This unrealized gain more than offset the high cost of the equity financing agreement that the company had in place during the quarter as well an expense recorded for legal contingencies of $670,383. Convertible debentures were converted at rates 50% below the market. Convertible debentures in the amount of $642,782 for the six month period ending December 31, 2004 were converted and resulted in a financing cost of $1,644,833. Operating expenses were $116,220 and $248,041 for the quarters ended December 31, 2004 and 2003, respectively. The reduced expenses this quarter compared to the same quarter a year ago is due mainly to the companies restructuring to reduce its overhead by outsourcing some of the administrative functions.

Interest expense for the quarter ended December 31, 2004 was $3,976, compared to $8,600 for the quarter ended December 31, 2003

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has become profitable this fiscal year due to an unrealized gain.. The Company still requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities (see following paragraph below) and, through sales of Securesoft's compliance software solution. The acquisition of TSPartners, and its merger with Securesoft, will greatly increase the ability of the Company to meet its revenue projections. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of December 31, 2004, the Company had total cash and current assets of $26,452 and current liabilities of $755,660. The majority of the liabilities are due to the recorded expense of $670,383 for legal contingencies. The Company generated cash for operations through the issuance of common stock and convertible debentures. Commencing December 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bore interest at 8%, matured sixty (60) days from the date of issuance, and were convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 31, 2004, a total of $752,482 ($277,482 this quarter) had been raised under these terms and $752,482 ($302,732 this quarter) had been converted. There was a debt incurred on June 1, 2001 of $71,000 that was unpaid and a convertible debenture was issued for $95,000 to pay the debt in the quarter ending September 30, 2004. During the Quarter ended December 31, 2004 $60,300 was converted leaving a balance due as of December 31, 2004 of $34,700. On April 12, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through December 31, 2004, the Company raised $1,165,833 of which $413,351 was from the cash sale of securities and $752,482 was from convertible debentures ($277,482 this quarter) through the issuance of 358,092,745 (277,342,745 this quarter) shares of common stock through the use of the Regulation E exemption. Subsequent to December 31, 2004 the company has raised another $28,206 through cash sale of 15,000,000 shares of common stock.

There is no assurance that the Company will be able to raise any additional funds through the sale of securities or through the issuance of convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

RISKS AND UNCERTAINTIES

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk, which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

Risks Related to Our Business

Our future operating results are subject to a number of risks, including our ability or inability to implement our strategic plan and to raise sufficient financing as required. Inability of our management to guide growth effectively, including implementing appropriate systems, procedures and controls, could have a material adverse effect on our business, financial condition and operating results.

Our future growth depends on the development of our present portfolio companies and the addition of portfolio companies that are cash flow positive and can contribute to the overall growth of the Company. The Companies present portfolio companies are well positioned to contribute to revenue growth in the coming quarter and beyond. Change in revenue or expense projections or even changes in the industry that cannot be adjusted to could adversely affect performance. Additionally the Company has a plan to implement acquisitions and is presently evaluating several companies to see if they will fit the criteria that have been established. The future performance of the companies to be acquired will determine if these evaluations were correct. And although part of the process is to evaluate the history of the companies to determine stability in their respective industries there is no assurance that this stability will continue.

We require additional funds to support our business operations.

We require additional capital in order to implement our current business plan as contemplated in this report. S3 Investment Company intends to attempt to raise funds during the second fiscal quarter of 2005 through the issuance of convertible debentures and the sale stock exempt from registration to accredited investors. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

If we do raise the funds we require to grow the business, it could result in substantial dilution to our existing shareholders.

To the extent that any of our financing will be raised through sale of stock or the issuance of convertible debentures, stock will be issued at a discount to the market upon the sale of the stock and the conversion of the debt resulting in substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

Our failure to effectively manage our growth could have a material adverse effect on our business.

We expect our business to grow rapidly. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce.

If we are unable to retain key personnel or attract new personnel, it could have a material adverse effect on our business.

The loss of services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. We do not maintain key person life insurance on any of our employees.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders.

Our executive officers and directors, in the aggregate, have the ability to nominate two (2) members to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders. Officers of S3 Investment and its subsidiaries have a combined ownership of 30,000,000 shares of the company

Risks Related To Our Industry

Laws and regulations may prohibit or severely restrict our ability to raise capital.

Various government agencies in the United States and throughout the world regulate capital raising practices. If we are unable to continue our business in our existing manner then we may not be able to continue to operate our present companies and acquire additional portfolio investments, which would hamper or even cause our business to fail. Additionally, government agencies and courts may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harm our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our ability to raise capital, or which results in a significant fine or penalty assessed against us, our business could suffer.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Mr. Chris Bickel. Based upon that evaluation, the Company's Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The court is at this time reviewing this judgment based on the fact that the award to the plaintiff was based on forged documents. The Company and its counsel are confident that this judgment will be vacated.

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

Item 2. Changes in Securities

This quarter, 117,250,000 shares of common stock were issued in payment of $363,032 of convertible debentures under a Regulation E exemption.

During the quarter ended December 31, 2004 the Company issued 142,000,000 shares of common stock for the cash sale of $413,351 under a Regulation E exemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Item 5.01 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
On October 1, 2004 the Board of Directors accepted the resignation of Shane Traveller as a member of the Board and as Interim Chief Financial Officer. The Board of Directors appointed Theodore C. Tanski, Sr. to replace him as a member of the Board and also appointed Ken Wiedrich as the Interim Chief Financial Officer.

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

Dated: February 9, 2005	/s/ Chris L. Bickel CHRIS L. BICKEL Chief Executive Officer

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

Date: February 9, 2005

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

Date: February 9, 2005

/s/ Kenneth C. Wiedrich
KENNETH C. WIEDRICH
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris L. Bickel, Chief Executive Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 9, 2005

/S/ Chris L. Bickel
CHRIS L. BICKEL
Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 9, 2005

/S/ Kenneth C. Wiedrich
KENNETH C. WIEDRICH
Chief Financial Officer