Form 10-Q/A
period 2004-12-31
S3I HOLDINGS INC
filed 2005-03-04
CIK 1161647

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

(951) 587-3618

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at January 17, 2004
Common Stock, $0.001 par value	402,332,432

S3 INVESTMENT COMPANY, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheet	4
	Schedule of Investments	5
	Statements of Operations	6
	Statements of Stockholders' Equity (Deficit)	7
	Statements of Cash Flows	8
	Notes to Financial Statements	8 - 9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 16
PART II - OTHER INFORMATION		17 -18
SIGNATURE PAGE		19
SARBANNES-OXLEY CERTIFICATIONS		20 - 22

S3 Investment Company, Inc.

(S3I Holdings, Inc.)

Financial Statements

December 31, 2004

S3 Investment Company, Inc. (S3I Holdings, Inc.) Balance Sheet
	December 31, 2004 (unaudited)	June 30, 2004
Current Assets
Cash	$26,452	$121,391
Total Current Assets	26,452	121,391
Investments
Equity Investments	1,416,091	716,436
Commercial Loans	1,293,091	-
Total Investments	2,709,182	716,436
Total Assets	$2,735,634	$837,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$26,784	$25,381
Accrued Expenses	23,793	28,934
Accrued Liabilities	670,383	-
Convertible Debentures	34,700	480,000
Total Current Liabilities	755,660	534,315
Total Liabilities	755,660	534,315
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 15,000,000 and 0 Shares Issued and Outstanding, Respectively	12,000	-
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 387,332,432 and 38,039,687 Shares Issued and Outstanding respectively	387,333	1,094,139
Subscription Receivable	(92,901)	-
Additional Paid in Capital	3,465,799	(180,703)
Retained Earnings (Deficit)	(1,792,257)	(609,924)
Total Stockholders' Equity	1,979,974	303,512
Total Liabilities and Stockholders' Equity	$2,735,634	$837,827
The accompanying notes are an integral part of these financial statements.

4

S3 Investment Company, Inc.
Schedule of Investments
December 31, 2004
INVESTMENTS:
	Description	Percent
Company	of Business	Owenership	Investment	Fair Value		Affiliation

Redwood Capital, Inc	Investment Banking	100%	120,000	120,000		No
Sino UJE, LTD	OEM Distrubutor	51%	-	1,296,091	(2)	No
Total Investment			$120,000	$1,416,091

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Owenership	Type of Credit

Secure systems Solutions	Software Compliance	100%	Loan	$935,821		Yes
Redwood Capital, Inc.	Investment Banking	100%	Loan	40,270		Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	317,000		No
Total Loans				$1,293,091
Total Investment and Loans				$2,709,182

Fair value determined by the Company's Board of Directors using the following formula:

(2)- Includes value of Grecon, which is 40% owned by Sino, of $276,091 plus (2.5 X Sino revenue of $800,000 X 51%)

The accompanying notes are an integral part of these financial statements.
			5

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Operations
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2003
Investment Revenue	$-	$-
Interest Revenue	-	-
Total Revenues	-	-
Operating Expenses
General & Administrative	159,220	248,041
Total Operating Expenses	159,220	248,041
Net Operating Income (Loss)	(159,220)	(248,041)
Other Income (Expense)
Financing Cost	(1,644,833)	-
Interest Expense	(3,976)	(8,600)
Contingent Legal Expense	(670,383)	-
Unrealized Gain on Investments	1,296,078	-
Net cost attributed to subsidiaries no longer consolidated	-	(241,667)
Total Other Income (Expense)	(1,023,114)	(250,267)
Income (Loss) Before Income Taxes	(1,182,334)	(498,308)
Income Tax Expense	-	-
Net Income (Loss)	$(1,182,334)	$(498,308)
Net Income (Loss) Per Share	$(0.005)	$(0.022)
Weighted Average Shares Outstanding	229,791,317	22,749,197
The accompanying notes are an integral part of these financial statements.
6

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2002	-	$ -	14,622,197	$ 2,037,844	$ -	$ (2,595,033)
January 2003 - stock issued for services at $.025 per share			25,000	6,250
January 2003 - stock issued for exercise of stock options at $0.50 per share			600,000	300,000.0
April 2003 - stock issued for debt conversion including accrued interest at $0.25 per share			480,000	114,500
April 2003 - stock options granted for accrued wages					443,018
April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-
June 2003 - stock options granted for services	-	-		-	130,900	-
Net income (loss) for the six months ended June 30, 2003						(674,162)
Balance, June 30, 2003	-	$ -	22,709,197	$ 2,458,594	$ 550,754	$ (3,269,195)
January 2004 - stock issued for services			300,000	75,000
January 2004 - stock issued for satisfaction of debt			820,000	129,600
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	729,000
April 2004 - stock issued for cash			300,000	3,000
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				(2,301,055)	(731,457)	3,269,195
Net (loss) for the year ended June 30, 2004						(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 1,094,139	$ (180,703)	$ (609,924)
July, Aug, Sept 04 - stock issued for conversion of debentures including finance charges			71,950,000	1,439,000
October 2004 - adjust to par value of $0.001				(2,423,149)	2,423,149
Oct, Nov, Dec 04 - stock issued for conversion of debentures including finance charges			117,250,000	117,250	820,482
Oct, Nov, Dec 04 - stock issued for cash			142,000,000	142,000	271,351
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
December 2004- acquisition of Sino			18,092,745	18,093	23,521
Net Income for the six months ended December 31, 2004						(1,182,334)
Balance December 31, 2004	12,000,000	$ 12,000	387,332,432	$ 387,333	$ 3,465,800	$ (1,792,258)

The accompanying notes are an integral part of these financial statements. 7

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,182,334)	$(498,308)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	-	30,000
Stock Issued for Services	-	27,600
Stock issued for Debt Financing Cost	1,644,833	-
Stock issued for interest on debt financing cost	9,117	-
Changes in Operating Assets and Liabilities:
Increase in Accounts Payable	1,403	80,159
(Decrease) Increase in Accrued Expenses	665,242	166,861
Net Cash Provided (Used) by Operating Activities	1,138,261	(193,688)
Cash Flows from Investing Activities:
Investments in other Companies	(1,831,132)	-
Net Cash Provided (Used) by Investing Activities	(1,831,132)	-
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	320,450	-
Proceeds from Issuance of Convertible Debentures	277,482	215,500
Principal Payments for Notes Payable	-	(17,900)
Net Cash Provided (Used) by Financing Activities	597,932	197,600
Increase (Decrease) in Cash	(94,939)	3,912
Cash and Cash Equivalents at Beginning of Period	121,391	22,857
Cash and Cash Equivalents at End of Period	$26,452	$26,769
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$27,600
Stock Issued for Convertible Debentures	$530,300	$-

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

NOTE 3 – EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, the Company issued 142,000,000 shares of common stock for cash of $320,450 and a subscription receivable of $92,901.

The Company issued 12,000,000 shares of preferred stock for 100% of the outstanding shares of Redwood Capital, Inc.   Redwood Capital, Inc. is a Nevada Corporation that engages in the investment banking business primarily in China.

The Company 51% of Sino UJE, Ltd, a Hong Kong company from YaSheng.  The Company issued 18,092,745 restricted shares of common stock, which is equal to 4.9% of the outstanding shares of the Company as of December 31, 2004.  The Company has agreed to maintain YaSheng’s ownership level at 4.9%.  Upon issuance of additional shares in the market the Company will issue additional restricted shares to YaSheng to maintain their 4.9% ownership.  Sino UJE, LTD is a distribution company for western-manufactured medical and industrial products into the Asian markets.

NOTE 4 – CONTINGENT LIABILITIES

The Company has recorded an accrued expense of $670,383 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.

NOTE 5- SUBSEQUENT EVENTS

Stock Issuances

Subsequent to December 31, 2004, the Company issued 15,000,000 shares of common stock for cash of $28,206.

Restatement of form 10Q

During the quarter ended December 31, 2004 the company signed an agreement with TSPartner, a leader in healthcare information technology, for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company then acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.   Subsequent to the year- end it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound.   This unwinding resulted in the write down of assets of $1,642,705 and the restatement of the Company’s financial statement filed on form 10Q on February 14, 2005.  The financial figures presented in this quarterly report do not reflect any of the acquisition dealings with TSPartner other than an amount of $43,000 that was loaned to TSPartner, which was written off as a bad debt.

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

The estimated value of each investment shall be determined as follows:

• Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

• Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

• Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $2,709,182.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

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

During the quarter ended December 31, 2004 The Company made two new portfolio Investments.    Because of Chris Bickel’s experience with and knowledge of the Chinese business community Sino UJE, LTD., a Hong Kong company and Redwood Capital, Inc., a privately held investment advisory group, were acquired.  Chris Bickel originally organized Sino and he is very familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired   because of its presence in China and its connections with the Chinese investment banking market.

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

Portfolio Investments

In addition to Securesoft, which became the first portfolio company, the Company acquired Redwood Capital, Inc., and Sino UJE as portfolio companies during the quarter ended December 31, 2004.  These acquisitions represent just a part of the on going focus of acquiring portfolio investments that increase the value of the company.

During the quarter ended December 31, 2004 the company signed an agreement with TSPartner, a leader in healthcare information technology, for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company then acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.   Subsequent to the year- end it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound.   This unwinding resulted in the write down of assets of $1,642,705 and the restatement of the Company’s financial statement filed on form 10Q on February 14, 2005.  The financial figures presented in this quarterly report do not reflect any of the acquisition dealings with TSPartner other than an amount of $43,000 that was loaned to TSPartner, which was written off as a bad debt.

Redwood Capital, Inc., a privately-held investment advisory group, was acquired during the quarter ended December 31, 2004. S3 Investment acquired 100% of Redwood Capital, Inc. to participate in the fast growing investment banking market in China.  Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

The Company acquired 51% of the common stock of Sino UJE, LTD, a Hong Kong corporation during the quarter ended December 31, 2004.   Sino has and extensive distribution network in China.  It distributes medical and industrial supplies for a group of Original Equipment Manufacturers (OEM’s) in Europe and the US that are exclusively represented in China by Sino.  Sino was acquired from YaSheng for 4.9% of the outstanding stock of the company as of December 31, 2004.

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

RESULTS OF OPERATIONS

Quarter ended December 31, 2004 compared to quarter ended December 31, 2003

During the quarter ended December 31, 2004, the Company incurred net loss of $1,182,334 compared to a loss of $498,308 for the same quarter of 2003. The Company had a loss for the current quarter of $14,130.  The Company recorded an unrealized gain of $1,296,078 but it did not fully offset the high cost of the equity financing agreement that the company had in place during the quarter and the expense recorded for legal contingencies of $670,383. Convertible debentures were converted at rates 50% below the market. Convertible debentures in the amount of $642,782 for the six month period ending December 31, 2004 were converted and resulted in a financing cost of $1,644,833. Operating expenses were $159,220 and $248,041 for the quarters ended December 31, 2004 and 2003, respectively. The reduced expenses this quarter compared to the same quarter a year ago is due mainly to the companies restructuring to reduce its overhead by outsourcing some of the administrative functions.

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

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Mr. Chris Bickel. Based upon that evaluation, the Company’s Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Dated: March 4, 2005
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

Date: March 4, 2005

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

Date: March 4, 2005

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

Dated: March 4, 2005

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

Dated: March 4, 2005

/S/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

Chief Financial Officer