Form 10-Q
period 2005-03-31
S3 INVESTMENT COMPANY, INC.
filed 2005-05-16
CIK 1161647

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission File Number 000-28767

S3 INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)
California	33-0906297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 3, 2005
Common Stock, $0.001 par value	1,451,855,996

S3 INVESTMENT COMPANY, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Balance Sheet	4
	Schedule of Investments	5
	Statements of Operations	6
	Statements of Stockholders' Equity (Deficit)	7
	Statements of Cash Flows	8
	Notes to Financial Statements	9-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17
PART II - OTHER INFORMATION		18-19
SIGNATURE PAGE		20
SARBANNES-OXLEY CERTIFICATIONS		21-23

S3 Investment Company, Inc.

(S3I Holdings, Inc.)

Financial Statements

March 31, 2005

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Balance Sheet

ASSETS
	March 31,	June 30,
	2005	2004
	(unaudited)
Current Assets
Cash	$122,194	$121,391
Prepaid Expense	5,000	-
Total Current Assets	127,194	121,391
Property - Office Equipment net of depreciation	1,534
Investments
Equity Investments	1,416,091	716,436
Commercial Loans	663,617	-
Total Investments	2,079,708	716,436
Total Assets	$2,208,436	$837,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$27,403	$25,381
Accrued Expenses	23,793	28,934
Accrued Liabilities	670,843	-
Convertible Debentures	34,700	480,000
Total Current Liabilities	756,739	534,315
Total Liabilities	756,739	534,315
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 12,000,000 and 0 Shares Issued and Outstanding, Respectively	12,000	-
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 851,855,996 and no Par Value, 37,519,687 Shares Issued and Outstanding respectively	851,857	1,094,139
Subscription Receivable	-	-
Additional Paid in Capital	3,545,223	(180,703)
Subscription Receivable	(73,000)	-
Retained Earnings (Deficit)	(2,884,383)	(609,924)
Total Stockholders' Equity	1,451,697	303,512
Total Liabilities and Stockholders' Equity	$2,208,436	$837,827
Net Asset Value	$0.002	$0.008

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Schedule of Investments
March 31, 2005
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

Redwood Capital, Inc	Investment Banking	100%	120,000	120,000		No
Sino UJE, LTD	OEM Distributor	51%	-	1,296,091	(2)	No
Total Investment			$120,000	$1,416,091

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Secure systems Solutions	Software Compliance	100%	Loan	$100,000		Yes
Redwood Capital, Inc.	Investment Banking	100%	Loan	132,573		Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	431,044		No
Total Loans				$663,617
Total Investment and Loans				$2,079,708

Fair value determined by the Company's Board of Directors using the following formula:

(2)- Includes value of Grecon, which is 40% owned by Sino, of $276,091 plus (2.5 X Sino revenue of $800,000 X 51%)

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Operations
(Unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Revenue	-	-	-	-
Total Revenues	-	-	-	-
Operating Expenses
General & Administrative	255,014	359,770	95,794	111,729
Total Operating Expenses	255,014	359,770	95,794	111,729
Net Operating Income (Loss)	(255,014)	(359,770)	(95,794)	(111,729)
Other Income (Expense)
Financing Cost	(1,644,833)	-	-	-
Interest Expense	(4,436)	(25,767)	(460)	(17,167)
Contingent Legal Expense	(670,383)	-	-	-
Unrealized Gain on Investments	300,207	-	(995,871)	-
Net cost attributed to subsidiaries no longer consolidated	-	(445,380)	-	(203,713)
Total Other Income (Expense)	(2,019,445)	(471,147)	(996,331)	(220,880)
Income (Loss) Before Income Taxes	(2,274,459)	(830,917)	(1,092,125)	(332,609)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(2,274,459)	$(830,917)	$(1,092,125)	$(332,609)
Net Income (Loss) Per Share	$(0.008)	$(0.036)	$(0.002)	$(0.014)
Weighted Average Shares Outstanding	288,069,311	22,908,753	559,920,988	23,262,530

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, December 31, 2002	-	$ -	14,622,197	$ 2,037,844	$ -	$ (2,595,033)
January 2003 - stock issued for services at $.025 per share			25,000	6,250
January 2003 - stock issued for exercise of stock options at $0.50 per share			600,000	300,000.0
April 2003 - stock issued for debt conversion including accrued interest at $0.25 per share			480,000	114,500
April 2003 - stock options granted for accrued wages					443,018
April 2003 - reverse acquisition adjustment	-	-	6,982,000	-	(23,164)	-
June 2003 - stock options granted for services	-	-		-	130,900	-
Net income (loss) for the six months ended June 30, 2003						(674,162)
Balance, June 30, 2003	-	$ -	22,709,197	$ 2,458,594	$ 550,754	$ (3,269,195)
January 2004 - stock issued for services			300,000	75,000
January 2004 - stock issued for satisfaction of debt			820,000	129,600
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	729,000
April 2004 - stock issued for cash			300,000	3,000
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				(2,301,055)	(731,457)	3,269,195
Net (loss) for the year ended June 30, 2004						(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 1,094,139	$ (180,703)	$ (609,924)
July, Aug, Sept 04 - stock issued for conversion of debentures including finance charges			71,950,000	1,439,000
October 2004 - adjust to par value of $0.001				(2,423,149)	2,423,149
Oct, Nov, Dec 04 - stock issued for conversion of debentures including finance charges			117,250,000	117,250	820,482
Oct, Nov, Dec 04 - stock issued for cash			142,000,000	142,000	271,351
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
October 2004- conversion of preferred stock to common			4,730,000	4,730	(4,730)
December 2004- acquisition of Sino			40,636,309	40,636	23,520
Jan, Feb, Mar 05 - stock issued for cash			437,250,000	437,250	84,154
Net Income for the nine months ended March 31, 2005						(2,274,459)
Balance March 31, 2005	12,000,000	$ 12,000	851,855,996	$ 851,856	$ 3,545,223	$ (2,884,383)

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,274,459)	$(830,917)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	26	45,000
Stock Issued for Services	-	177,600
Deposits	-	174
Stock issued for Debt Financing Cost	1,644,833	-
Unrealized gains	(300,207)	-
Stock issued for interest on debt financing cost	9,117	-
Changes in Operating Assets and Liabilities:
Increase in Prepaid Expense	(5,000)
Increase in Other Receivables	(73,000)
Increase in Accounts Payable	2,482	101,983
Increase in Accrued Expenses	665,242	193,461
Net Cash Provided (Used) by Operating Activities	(330,966)	(312,699)
Cash Flows from Investing Activities:
Purchase of Office Equipment	(1,560)
Investments in other Companies	(878,908)	-
Net Cash Provided (Used) by Investing Activities	(880,468)	-
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	934,755	-
Proceeds from Issuance of Convertible Debentures	277,482	365,500
Principal Payments for Notes Payable	-	(17,900)
Net Cash Provided (Used) by Financing Activities	1,212,237	347,600
Increase (Decrease) in Cash	803	34,901
Cash and Cash Equivalents at Beginning of Period	121,391	22,857
Cash and Cash Equivalents at End of Period	$122,194	$57,758
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$177,600
Stock Issued for Convertible Debentures	$530,300	$-

The accompanying notes are an integral part of these financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Financial Statements

March 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of S3 Investment Company, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Based on the BDC format, Securesoft became the first portfolio company.  The Company added two new portfolio Investments in November, 2004. Sino UJE, LTD., a Hong Kong company and Redwood Capital, Inc., a privately held investment advisory group, were acquired.  Chris Bickel the CEO of the Company originally organized Sino and he is very familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

In October, 2004 the company signed an agreement with TSPartner for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company then acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation. In February, 2005 it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound. This unwinding resulted in the write down of assets of $1,642,705 and the restatement of the Company’s financial statement filed on form 10Q on February 14, 2005.

It was further decided in the quarter ended March 31, 2005 that without a viable distribution partner and additional investment the Secursoft investment was not worth the amount of money that had been invested in it.  So rather that carry the investment at cost it was determined by the Board of Directors investment committee that the investment should be written down to $100,000.  This $100,000 valuation is based on the value the Securesoft product has on a licensing fee arrangement with outside companies that would install and service the product with their clients.

In June of 2004 the office was moved to Temecula, California and administrative changes were made to help cut overhead and concentrate on adding portfolio companies that are cash flow positive. On October 12, 2004 the Company changes its name to S3 Investment Company, Inc. to properly reflect the nature of its business.

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended March 31, 2005, the Company raised $0.00 of operating capital in the form of convertible debentures. On December 31, 2004 there was balance of $34,700 remaining in Convertible Debentures. None of this debt was converted this quarter and the balance of $34,700 still remains.  The debenture has a term of 90 days, accrue interest at 8% per annum, and converts at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. The convertible debenture is convertible at the option of the holder or the Company and automatically converts into common stock in the event of bankruptcy or liquidation.

NOTE 3 – EQUITY TRANSACTIONS

During the quarter ended March 31, 2005, the Company issued 437,250,000 shares of common stock for cash of $448,405 and a subscription receivable of $73,000.

An additional 22,543,564 restricted shares of common stock was issued to the YaSheng Group for the acquisition of Sino UJE, Ltd.  This brings the total issued to YaSheng to 40,636,309 restricted shares of common.  The Sino acquisition took place in the quarter ended December 31, 2004. For 51% ownership in Sino the Company agreed to issue restricted common stock equal to 4.9% of the outstanding shares of the Company.  The additional shares are for the purpose of maintaining the 4.9% level of ownership.

NOTE 4 – ACQUISITIONS

There were no acquisitions during the quarter ended March 31, 2005.

NOTE 5 – CONTINGENT LIABILITIES

The Company continues to carry an accrued expense of $670,383 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.  This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

NOTE 6- VALUATIONS

The Investment in Securesoft was decreased by $995,871 to reflect a more realistic value of $100,000.

NOTE 7- SUBSEQUENT EVENTS

On May 3, 2005, the Company entered into a transaction with La Jolla Cove Investors, Inc. in which the Company agreed to issue a total of 600 million shares of its common stock in exchange for which La Jolla agreed to pay off an outstanding judgement against the Company of $292,159.09.  This transaction effectively eliminates the single largest creditor obligation of the Company and precludes an enforcement of the judgement which could have resulted in a material adverse affect on the Company's ability to continue as a going concern.  Under the terms of the transaction, the Company has issued the shares into a trust account from which La Jolla is entitled to draw down shares provided that their ownership does not exceed 4.9% of the Company's total issued and outstanding shares.  Upon liquidation of the shares, La Jolla is obligated to return to the Company 55 % of any proceeds in excess of $136,079.55.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $2,079,708.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

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

In June of 2004 the office was moved to Temecula, California and administrative changes were made to help cut overhead and concentrate on adding portfolio companies that are cash flow positive. Continued efforts in this regard have culminated in the resignation of Wayne Yamamoto as Chief Executive Officer and the appointment of Chris Bickel as Chief Executive Officer in September of 2004. On October 12, 2004 the Company changes its name to S3 Investment Company, Inc. to properly reflect the nature of its business.

The Company has made two portfolio Investments. Because of Chris Bickel’s experience with and knowledge of the Chinese business community Sino UJE, LTD., a Hong Kong company and Redwood Capital, Inc., a privately held investment advisory group, were acquired.  Chris Bickel originally organized

Sino and he is very familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

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

In October 2004 the company signed an agreement with TSPartner, a leader in healthcare information technology, for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company then acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation. In December 2004, it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound. This unwinding resulted in $1,642,705 write down of net assets with a corresponding reduction of unrealized gains.

Redwood Capital, Inc., a privately-held investment advisory group, was acquired during November, 2004. S3 Investment acquired 100% of Redwood Capital, Inc. to participate in the fast growing investment banking market in China.  Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

The Company acquired 51% of the common stock of Sino UJE, LTD, a Hong Kong corporation during November, 2004. Sino has and extensive distribution network in China. It distributes medical and industrial supplies for a group of Original Equipment Manufacturers (OEM’s) in Europe and the US that are exclusively represented in China by Sino.  Sino was acquired from YaSheng for 4.9% of the outstanding stock of the company as of December 31, 2004.

Currently, there are no additional commitments for material expenditures. It should be noted that the Company's auditors Chisholm, Bierwolf & Nilson have expressed in their audit opinion letter accompanying the financial statements for the year ended June 30, 2004 that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

During the quarter ended March 31, 2005, the Company incurred net loss of $1,092,125 compared to a loss of $332,609 for the same quarter of 2004. The Company recorded an unrealized gain of $300,207 which assisted in the offset of the high cost of the equity financing agreement that the company had in place during the quarter and the expense recorded for legal contingencies of $670,383. Convertible debentures were converted at rates 50% below the market.

Interest expense for the quarter ended March 31, 2005 was $460, compared to $17,167 for the quarter ended March 31, 2004.

Operating expenses were $95,794 and $111,729 for the quarters ended March 31, 2005 and 2004, respectively. The reduced expenses this quarter compared to the same quarter a year ago is due to the companies restructuring to reduce its overhead.

The nine month period ended March 31, 2005 compared to the nine month period ended March 31, 2004

There were no revenues for the nine months ended March 31, 2005 or nine months ended March 31, 2004.  The decline in revenues, relates to fulfillment of older contracts and limited new contracts during the comparison periods.

Operating expenses for the nine months ended March 31, 2005 were $255,014, generating a net loss of $2,274,459, or $0.008 per share, compared with $359,770, which generated a net loss of $830,917, or $0.04 per share, for the nine months ended March 31, 2004. A comparison between these two nine-month periods is again skewed due to fulfillment of older contracts and limited new contracts during the comparison periods.

Convertible debentures in the amount of $642,782 for the nine month period ending March 31, 2005 were converted and resulted in a financing cost of $1,644,833.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s Management plans to increase cash flows with profit contributions by the portfolio companies. Management may still require raising additional capital through the sale of securities (see following paragraph below) to meet its operating requirements. There are no assurances that such plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2005, the Company had total cash and current assets of $200,194 and current liabilities of $756,739. The majority of the liabilities are due to the recorded expense of $670,843 for legal contingencies.  The Company generated cash for operations through the issuance of common stock. Commencing December 1, 2003, the Company began issuing subordinated convertible debentures. The debentures bore interest at 8%, matured sixty (60) days from the date of issuance, and were convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through March 31, 2005, a total of $752,482 ($0 this quarter) had been raised under these terms and $752,482 ($0 this quarter) had been converted.  There was a debt incurred on June 1, 2001 of $71,000 that was unpaid and a convertible debenture was issued for $95,000 to pay the debt in the quarter ending September 30, 2004.  None of this debt was converted this quarter and the balance of $34,700 still remains. On April 12, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Through March 31, 2005 the Company raised $1,614,238 of which $861,756 was from the cash sale of securities ($448,405 this quarter) and $752,482 was from convertible debentures ($0 this quarter) through the issuance of 358,092,745 (none this quarter) shares of common stock through the use of the Regulation E exemption.

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

We may require additional funds to support our business operations.

We may require additional capital in order to implement our current business plan as contemplated in this report. S3 Investment Company intends to finance its business model through cash generated from operations. However, if we are unable to generate positive operating cash flow, we will need to raise shortfall by selling stock. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

Our executive officers and directors, in the aggregate, have the ability to nominate two (2) members to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.  Officers of S3 Investment and its subsidiaries have a combined ownership of 11,000,000 shares of the company

Risks Related To Our Industry

Laws and regulations may prohibit or severely restrict our ability to raise capital.

Various government agencies in the United States and throughout the world regulate capital raising practices. If we are unable to continue our business in our existing manner then we may not be able to continue to operate our present companies and acquire additional portfolio investments, which would hamper or even cause our business to fail. Additionally, government agencies and courts may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harm our business. Also, if any governmental authority brings a regulatory enforcement action against us that results in a significant fine or penalty assessed against us, our business could suffer.

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

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator will be completed on November 17, 2004. The Company feels the claim is baseless and that it will receive a favorable ruling.

Securesoft was named defendant in a case entitled Kim Anderson v. Securesoft Systems, Inc. Securesoft failed to answer complaint and a Court Judgment was awarded in favor of the defendant in the amount of $66,323.92. This amount is for back office rent. The Company is currently making monthly payments to satisfy this judgement as agreed by Kim Anderson.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled in May 2005, see Note 7 in accompanying financial statements.

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

Item 2. Changes in Securities

During the quarter ended March 31, 2005 the Company sold 437,250,000 shares of common stock at prices between $0.001 and $0.002 for total cash of $448,405 and a subscription receivable of $73,000. At the time of these stock sales, the Company’s net asset value (NAV) per share was between $0.003 to $0.006. The Company has not received shareholder approval to sell stock at prices below NAV. The shares were issued exempt from registration under Regulation E. The Company also issued an additional 22,543,564 restricted shares of common stock was issued to the YaSheng

Group for the acquisition of Sino UJE, Ltd. Additionally, during the nine month period ended March 31, 2005, the Company issued 4,730,000 shares of common stock pursuant to Rule 144 for the cancellation of an equivalent amount of preferred stock series A.

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

 None

Item 6. Exhibits and Reports on Form 8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer

On January 11, 2005, the Registrant appointed Brad Smith as Executive Vice President of the Company.

(Form 8-K was received on January 18, 2005)

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005
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

Date: May 13, 2005

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

Date: May 13, 2005

/s/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Chris L. Bickel, Chief Executive Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

   2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/ Chris L. Bickel

CHRIS L. BICKEL

Chief Executive Officer

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth C. Wiedrich, Chief Financial Officer of S3 Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/ Kenneth C. Wiedrich

KENNETH C. WIEDRICH

Chief Financial Officer