Form 10-K
period 2005-06-30
S3 INVESTMENT COMPANY, INC.
filed 2005-10-14
CIK 1161647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2005

 Commission File Number: 001-31347

S3 Investment Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

                  California                                                                                      33-0906297

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

43180 Business Park Dr., Suite 202, Temecula, CA 92590

(Address of principal executive offices)

(951) 587-3618

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

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 12, 2005 was $2,608,793, based on the last sale price of $0.0016 as reported on the bulletin board.

The Registrant had 1,684,312,432 shares of common stock, $0.001 par value, outstanding as of October 12, 2005.

S3 Investment Company, Inc.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

S3 Investment Company, Inc. (“the Company” or “SEIH”) was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California.  On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc.  Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft’s capital stock for shares of Company’s authorized but un-issued shares of common stock as provided in Agreement.

Further in connection with the Share Exchange Agreement, the controlling shareholders of the Company surrendered their stock in exchange for transfer of all right, title and interest to the sports nutrition products developed by the company since its inception.  In accordance with the agreement, it was the intention of the parties that the company would acquire all of the issued and outstanding capital stock of Securesoft in exchange solely for the number of shares of the Company’s authorized but un-issued common stock and that the exchange qualify as a tax-free reorganization under section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related sections there under; and the exchange qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933 and under the applicable securities laws of each state or jurisdiction where the shareholders reside.

Securesoft Systems, Inc. a wholly owned portfolio investment, was incorporated in September 1999.  Securesoft  develops, markets and sells enterprise compliance and risk management software solutions, the operations were discontinued in the last quarter of the fiscal year ended June 30, 2005.

On April 12, 2004 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  As of June 30, 2005, the Company’s has two portfolio investments which are Redwood Capital, Inc. and Sino UJE, LTD.

On August 31, 2005 the Company filed a 14A Preliminary Proxy Statement with the Securities and Exchange Commission requesting shareholder votes on a proposal that would authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company.  The Securities Exchange Commission is presently reviewing this filing, the definitive proxy statement has not yet been filed, and the date and time for the meeting of the stockholders to vote on this action has not yet been set.

Securesoft became the Company’s first portfolio company.  The Company added two new portfolio Investments in November, 2004: Sino UJE, LTD., a Hong Kong company, and Redwood Capital, Inc., a privately held investment advisory group.  Chris Bickel, the CEO of the Company, was the original founder though no longer owner of Sino and was therefore familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

In October, 2004 the company signed an agreement with TSPartner for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.   In February, 2005 it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound.   This unwinding resulted in the write down of assets of $1,642,705 and the restatement of the Company’s financial statement filed on form 10Q on February 14, 2005.

It was further decided in the quarter ended March 31, 2005 that, without a viable distribution partner and additional investment, the Secursoft investment was not worth the amount of money that had been invested in it.  The Board of Directors’ investment committee determined that the investment should be written down to $100,000 to represent the fair value of the investment.  The valuation was based on the value the Securesoft product has on a licensing fee arrangement with outside companies that would install and service the product with their clients.  The value of the investment was written down to $0.00 in the quarter ended June 30, 2005 because Securesoft had not pursued any licensing agreements and had ended all business activity.

In June of 2004 the office was moved to Temecula, California and administrative changes were made to help cut overhead and concentrate on adding portfolio companies that are cash flow positive.  Continued efforts in this regard have culminated in the resignation of Wayne Yamamoto as Chief Executive Officer and the appointment of Chris Bickel as Chief Executive Officer in September of 2004.  On October 12, 2004 the Company changes it name to S3 Investment Company, Inc. to properly reflect the nature of its business.

Investment Strategy

S3 Investments Company, Inc. intends to make strategic investments in developing companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria a weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make investments in companies where S3 Investment Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company.

As a Business Development Company, the Company is required to have at lease 70% of its assets in “eligible portfolio companies.”  It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

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

It was further decided during the quarter ended March 31, 2005 that without a viable distribution partner and additional investment the Secursoft investment was not worth the amount of money that had been invested in it.  So rather than carry the investment at cost it was determined by the Board of Directors investment committee that the investment should be written down to $100,000.  This $100,000 valuation is based on the value the Securesoft product has on a licensing fee arrangement with outside companies that would install and service the product with their clients.  The value of the investment has been written down to $0.00 in the quarter ended June 30, 2005 because the Company has not pursued any licensing agreements and has ended all business activity of the Securesoft.

Redwood Capital, Inc., a privately-held investment advisory group, was acquired during November, 2004. S3 Investment acquired 100% of Redwood Capital, Inc. to participate in the fast growing investment banking market in China.  Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

The Company acquired 51% of the common stock of Sino UJE, LTD, a Hong Kong corporation during November, 2004. Sino has and extensive distribution network in China. It distributes medical and industrial supplies for a group of Original Equipment Manufacturers (OEM’s) in Europe and the US that are exclusively represented in China by Sino.  Sino was acquired from YaSheng for 5% of the outstanding stock of the company. The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that the agreement the Company entered into with YaSheng Group is resulted in the creation of "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the agreement stipulating YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940 which requires that the Company maintain net assets to senior security coverage of at least 200%.

 Employees

Exclusive of Securesoft operations, S3 Investment Company, Inc. presently has two employees who serve in administrative positions.   Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. S3 Investment Company’s code of ethics is filed as an exhibit to this Form 10-K.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. S3 Investment Company’s audit committee charter is filed as an exhibit to this Form 10-K.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. S3 Investment Company’s investment committee charter is filed as an exhibit to this Form 10-K.

ITEM 2.

DESCRIPTION OF PROPERTY

S3 Investments, Inc. subleases approximately 2,337 square feet in Temecula, CA which serves as the headquarters for both S3 Investment Company, Inc. and Securesoft Systems, Inc. The Company uses this space on a month-to-month basis as part of its management contract with Javelin Advisory Group.

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

S3I Holdings, Inc and Securesoft were named defendants in a case entitled Fink and Villella V. Yamamoto, Berlandier, Luke Zouvas, Mark Zouvas, S3I and Securesoft. Fink and Villella filed complaint on November 20, 2003 and filed amended complaint on April 16, 2004. S3I filed a counterclaim on May 18, 2004 against Villella and on August 16, 2004 Villella was dismissed out of the case. Fink has continued to pursue the action. The Company and its counsel feel that this case will eventually be dismissed in early 2006. S3I Holdings, Inc was plaintiff in a case entitled S3I Holdings, Inc. v. Fink. S3I Holdings filed a complaint in October 10, 2003 for injunctive relief, misrepresentation and fraud. The action was taken to stop the illegal sale of stock. The action was taken too late and the sale of stock took place. Any amount that would have been due Fink was more than offset by the stock sale.

S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella filed the complaint on April 13, 2005.  Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company feels that Villella’s claim is baseless and that it will receive a favorable ruling on both the original complaint as well as the cross-complaint.

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Apeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.  The appeal is currently in process and will most likely decided before end of year 2005.  The Company feels that the claim is baseless and that it will receive a favorable ruling.

Securesoft was named defendant in a case entitled Kim Anderson v. Securesoft Systems, Inc. Securesoft failed to answer complaint and a Court Judgment was awarded in favor of the defendant in the amount of $66,323.92. This amount is for back office rent. The Company is currently making monthly payments to satisfy this judgment as agreed by Kim Anderson.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled in May 2005.

Securesoft was named a defendant in a case entitled Bortorn Petrini & Copely, LLP V. Sercuresoft Systems, Inc.  Borton filed the complaint on August 1, 2005 in order to collect legal fees that they claim were generated in defending Securesoft in the arbitration matter known as I-Sol V. Securesoft Systems, Inc. The Company is presently seeking a settlement with the plaintiff for a lesser amount.

Federal Grand Jury Investigation - On June 8, 2004 United States federal agents executed criminal search warrants at the offices of the Company and at the residence of Mark Zouvas. Federal agents also served Federal grand jury subpoenas for documents on the Company and others. The Company produced over 2,500 pages of documents in response to the grand jury subpoena. The government’s investigation centers on alleged misrepresentations and omissions of material facts in Company filings with the SEC and in Company releases, and alleged fraud in the sale of the Company's securities. No criminal charges have been filed against the Company or anyone else, and the status of the criminal investigation is unknown. The current Officers and members of the Board of Directors were not involved with the Company at the time of these alleged errors and omissions. The Company feels that there has been no wrong doing on its part and is confident that no charges will be filed against it.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of S3 Investments Company, Inc. was held on October 12, 2004 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:

a)

To authorize 2,020,000,000 shares of capital stock of the company, of which 2 billion will relate to common stock, subject to further designation by the Board of Directors of the company, and 20 million will relate to preferred stock, subject to further designation by the Board of Directors of the Company.

b)

To change the name of the corporation to S3 Investment Company, Inc.

c)

To permit action upon the written consent of less than all shareholders of the Company.

d)

To authorize the Company’s Board of Directors, without the consent of the stockholders of the corporation, to adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, with appropriate adjustments to the corporation’s capital accounts, provided that the recapitalization does not require any amendment to the Articles of Incorporation of the corporation

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “SEIH”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since April 2003 through June 30, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
6/30/2003	1.78	1.40	1.50
9/30/2003	1.70	0.55	0.75
12/31/2003	2.30	0.20	0.37
3/31/2004	0.39	0.16	0.16
6/30/2004	0.19	0.015	0.015
9/30/2004	0.014	0.009	0.011
12/31/2004	0.006	0.005	0.005
3/31/2005	0.003	0.002	0.002
6/30/2005	0.002	0.001	0.001

Holders of record

As of June 30, 2005 there were approximately 163 holders of record of the Company’s common stock.

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

As of June 30, 2005 S3 Investment Company, Inc had 1,684,312,432 shares of common stock outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of June 30:
	2005	2004	2003	2002	2001
Total asset	$ 920,503	$ 837,827	$ 200,302	$ 92,541	$ 4,905
Total liabilities	$ 485,002	$ 534,315	$ 460,149	$ 26,886	$ 9,300
Net assets	$ 435,501	$ 303,512	($ 259,847)	$ 65,655	($ 4,395)
Net asset value per outstanding share	$ 0.0003	$ 0.008	($ 0.011)	$ 0.004	($ 0.0002)
Shares outstanding, end of fiscal year	1,604,312,432	38,039,687	22,709,197	14,622,197	20,000,000

Operating Data for year ended June 30(1):
	2005	2004	2003	2002	2001
Total investment income	$ 21,889	-	$ 287,004	$ 13,362	-
Total expenses	$ 1,134,722	$ 609,924	$ 960,391	$ 68,671	$ 4,134
Net operating (loss) income	($2,279,840)	($ 609,924)	($ 673,362)	($ 86,938)	($4,134)
Total tax expense (benefit)	-	-	$ 800	$ 800	$ 800
Net realized (loss) from investments	($1,167,007)	-	-	-	-

(1) The Company began operating as a Business Development Company on April 12, 2004, all prior period figures are based on the operations of Securesoft, Inc in 2003 and 2002.

ITEM 7.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

On April 12, 2004 the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

As of April 28, 2004, management has recognized that there is a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

S3 Investment Company, Inc. presently has three portfolio investment, Securesoft Systems, Inc., Sino UJE, LTD, and Redwood Capital, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

Currently, there are no commitments for material expenditures. It should be noted that the Company’s auditors Chisholm, Bierwolf & Nilson, LLC have expressed in their audit opinion letter that there is substantial doubt about the Company’s ability to continue as a going concern.

In October of 2004, S3 Investment Company, Inc. signed a management contract with Javelin Advisory Group to provide administrative services.   Javelin will provide services such as accounting, public relations, and various other administrative functions as well as office rent.  This service will eliminate virtually all overhead costs plus it will free up present staff to concentrate on revenue generating activities.

 General and Administrative Expenses

General and administrative expenses (“G&A”) were $313,237 for the 12 months ended June 30, 2005, compared to $100,990 for the 12 months ended June 30, 2004, an increase of $212,337.  The increase in G&A is due primarily due to increased activity in acquiring new portfolio companies.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2005 the Company had $485,002 in current liabilities which exceeded current assets by approximately $436,507.  The Company has accumulated $2,889,764 of net operating losses through June 30, 2005, which may be used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operation

For the year ended June 30, 2005 the Company had a net loss of $2,279,840 compared to a net loss of $609,924 for year ended June 30, 2004.  The majority of this loss has to do with the write off of the Securesoft loan.  All efforts to market the Securesoft product have been unsuccessful and the Secursoft operation has been shut down.

 ITEM 7A.  QAUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was approximately $3,647,191 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

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

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2005 are as follows:

Name	Age	Position
Chris L. Bickel	42	Chief Executive Officer and Chairman of the Board
Kenneth C. Weidrich	59	Chief Financial Officer and Secretary
Brad Smith	40	Executive Vice President
Theodore Tanski	58	Director

The business experience of each of the persons listed above is as follows:

Chris Bickel, CEO and Chairman - Mr. Bickel has over 20 years in International Operations and Sales and Marketing management positions with both public and private companies, with significant experience in the production and distribution of a wide range of products, markets and technology in most of the industrial and commercial markets around the world. While working at FTSE-listed and NASDAQ-listed companies, Mr. Bickel held a wide range of positions in sales, marketing and operations management. During his tenure as Director of Sales and Marketing for a semiconductor detector manufacturing company, the customer base was converted from Research and Development institutions to an Original Equipment Manufacturer (OEM) clientele that included GE, Toshiba, Philips, Hitachi, and Siemens.  While President of a privately-held Japanese company, Mr. Bickel set up direct offices and employees in the USA and Europe while managing the regulatory approvals process and set up distribution throughout the world and managed dozens of pre-approval clinical trials and clinical tests in hospitals in the USA, Europe and Asia. Mr. Bickel is currently President of SINO UJE Ltd. a non-stocking distributor that sells and services western designed and manufactured high-tech products to markets in China and COO of Nicholas Investment Company, a subsidiary of YaSheng Group, a diversified agricultural and industrial conglomerate.

Ken Weidrich, CFO and Secretary – Mr. Weidrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Weidrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Weidrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc., he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. Mr. Weidrich was involved in raising money through a private placement and the long term financing for Ri-Tech.

Brad Smith, Executive Vice President - Mr. Smith has an extensive background in legal and contractual matters and a wide range of business experience in and outside of the US. Brad is fluent in Japanese and business conversant in Chinese and will immediately participate in the Companies subsidiaries SINO UJE and Redwood Capital and their business in China. Mr. Smith has fifteen years experience in business development, international trade, finance, competitive business intelligence and intellectual property consulting. Previously, he was co-founder and Chief Operating Officer of IP Intelligence, LLC, a consulting firm providing intellectual property services. He has an M.B.A. in International Management from Thunderbird, The American Graduate School of International Management. Mr. Smith earned a J.D. from Gonzaga University School of Law and completed Santa Clara University School of Law's International Law Program held in Tokyo, Japan.

Theodore Tanski, Director –  Mr. Tanski us a highly accomplished financial and marketing professional with over 30 years experience in investments and client services.  Ted is currently Executive Vice President and a partner in Beaconsfield Financial Services, Inc., a full-service brokerage and investment banking firm, a position he has held since 1988.  Mr. Tanski has extensive experience in a wide range of financial markets as both an investment banker and broker/dealer that includes underwriting, private placements, corporate financing, financial research, partnership and corporate portfolio management.  Prior to his tenure with Beaconsfield, Mr. Tanski was a vice president with Shearson Lehman Brothers where he managed personal and corporate investment portfolios with a focus on international markets.  Mr. Tanski holds a B.S. degree from the University of Pittsburgh.

Meetings

During the year ended June 30, 2005 the Board of Directors met on six occasions.  Each incumbent Director attended at least  70% of the total number of meetings of the Board of Directors.

Compensation Of Directors

Our independent directors are compensated $2,000 each per month for services provided as a Director.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended June 30, 2005, June 30, 2004 and June 30, 2003 paid to Wayne Yamamoto, Chris Bickel and Brad Smith.  Effective September 11, 2005, Wayne Yamamoto voluntarily resigned as chief executive officer and Chris Bickel was appointed chief executive officer. Effective January 11, 2005, Brad Smith was appointed Executive Vice President.  No other executive officers received compensation exceeding $100,000 during the year ended June 30, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Wayne Yamamoto	2003	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer	2004	$69,000	$-0-	$-0-	--	--	--
	2005	$18,000	$-0-	$-0-	--	--	--
Chris Bickel Chief Executive Officer	2005	$135,000	$-0-	$-0-	--	--	--
Brad Smith Executive Vice President	2005	$40,000	$-0-	$-0-	--	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.  It does have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $10,000.00 per month.  This service will provide all administrative functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of California, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officer’s liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires S3 Investment Company's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of S3 Investment Company 's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish S3 Investment Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, S3 Investment Company believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended June 30, 2005, except for the following:

Chris Bickel filed a Form 3 report on May 9, 2005 to report ownership of 11,000,000 shares of S3 Investment Company Series B preferred stock.

Chris Bickel filed a Form 4 report on May 9, 2005 to report gifting 1,250,000 shares of S3 Investment Company Series B preferred stock on January 14, 2005.

Chris Bickel filed a Form 4 report on May 16, 2005 to report gifting 1,010,000 shares of S3 Investment Company Series B preferred stock on March 30, 2005.

Dennis Keating filed a Form 3 report on May 16, 2005 to report acquiring 255,000 shares of S3 Investment Company Series B preferred stock on March 30, 2005 it was gifted to him from Chris Bickel.

Brad Smith filed a Form 3 report on May 16, 2005 to report acquiring 500,000 shares of S3 Investment Company Series B preferred stock on March 30, 2005 it was gifted to him from Chris Bickel.

Ken Weidrich filed a Form 3 report on June 9, 2005 to report no ownership position held, he was appointed Chief Financial Officer of the Company on October 1, 2004.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of September 12, 2005 with respect to each person known by S3 Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Chris Bickel CEO and Chairman	3,817,000 8,400,000	Common Series B Preferred	* 70%
Kenneth Weidrich CFO and Secretary	-0- -0-	Common Series B Preferred	*
Brad Smith Executive Vice President	-0- 500,000	Common Series B Preferred	* 4%
Theodore Tanski, Sr. (3) Director	-0- 425,000	Common Series B Preferred	* 3%
All directors and executive officers (4 persons)	3,817,000 8,825,000	Common Series B Preferred	* 77%
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o S3 Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 1,634,312,432 shares of common stock and 12,000,000 shares of Series B Preferred Stock outstanding as of September 15, 2005.

(3) Sharon Tanski, the wife of Theodore Tanski, Sr. currently holds 425,000 shares of Series B Preferred Stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2005 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2004 were approximately $14,000 and  $16,473, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics adopted April 26,2004	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted April 26, 2004	Filed herewith
99.2(ii)	Investment Committee Charter adopted April 26, 2004	Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S3 INVESTMENT COMPANY, INC.

By:/s/ Chris L. Bickel Chris L. Bickel Chief Executive Officer

Dated: October 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Theodore Tanski
Theodore Tanski	Director	October 13, 2005

/s/ Chris Bickel
Chris Bickel	Director	October 13, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Chris Bickel, certify that:

1.

I have reviewed this annual report on Form 10-K of S3 Investment Company, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 13, 2005	By: /s/ Chris Bickel
Chris Bickel, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Weidrich, certify that:

1.

I have reviewed this annual report on Form 10-K of S3 Investment Company, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: October 13, 2005	By: /s/ Kenneth Weidrich
Kenneth Weidrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-K for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Chris Bickel

Chris Bickel

Chief Executive Officer

October 13, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-K for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Weidrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Weidrich

Kenneth Weidrich

Chief Financial Officer

October 13, 2005

S3 INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2005 and 2004

C O N T E N T S

Independent Auditors’ Report

 3

Balance Sheets

 4

Schedule of Investments

 5

Statements of Operations

 6

Statements of Stockholders’ Equity (Deficit)

 7

Statements of Cash Flows

 8

Notes to the Financial Statements

 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

S3 Investment Company, Inc.

Temecula, California

We have audited the accompanying balance sheet of S3 Investment Company, Inc. as of June 30, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the six months ended June 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of S3 Investment Company, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the  results of their operations and their cash flows for the years then ended and the six months ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

September 29, 2005

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Balance Sheet

ASSETS
	June 30,	June 30,
	2005	2004
Current Assets
Cash	$48,495	$121,391
Total Current Assets	48,495	121,391
Property - Office Equipment net of depreciation	1,455	-
Investments
Equity Investments	161,613	716,436
Loans to Portfolio Companies	708,940	-
Total Investments	870,553	716,436
Total Assets	$920,503	$837,827
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$26,666	$25,381
Accrued Expenses	30,253	28,934
Accrued Liabilities (note 4)	393,383	-
Convertible Debentures	34,700	480,000
Total Current Liabilities	485,002	534,315
Total Liabilities	485,002	534,315
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 12,000,000 and 0 Shares Issued and Outstanding, Respectively	12,000	-
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 1,604,312,432 and 37,519,687 Shares Issued and Outstanding respectively	1,604,313	38,040
Additional Paid in Capital	2,048,351	875,396
Subscription Receivable	(339,399)	-
Retained Earnings (Deficit)	(2,889,764)	(609,924)
Total Stockholders' Equity	435,501	303,512
Total Liabilities and Stockholders' Equity	$920,503	$837,827
Net Asset Value per share	$0.002	$0.008
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Schedule of Investments
June 30, 2005
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

TSPartner	Software Compliance	100%	3,000	-	(1)
Redwood Capital, Inc	Investment Banking	100%	120,000	120,000		Yes
Sino UJE, LTD	OEM Distributor	51%	41,613	41,613		No
Total Investment			$161,613	$161,613

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Securesofts Systems, Inc.	Software Compliance	100%	Loan	1,124,007		Yes
TSPartner	Software Compliance	100%	Loan	43,000		Yes
Realized loss - Securesoft and TSPartner				(1,167,007)	(2)
Redwood Capital, Inc.	Investment Banking	100%	Loan	227,791		Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	481,149		No
Total Loans				$708,940
Total Investment and Loans				$870,553

(1) The original investment in TSPartner was unwound and the investment amount was reversed.
(2) TSPartner no longer exists and Securesoft has ceased operations so amounts of loan are being written off.

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Operations

	For the year Ended June 30,		For the Six Months ended June 30,
	2005	2004	2003
Investment Revenue	$-	$-	$-
Interest Revenue	21,889	-	-
Total Revenues	21,889	-	-
Operating Expenses
Depreciation expense	104
General & Administrative	313,237	100,990	-
Total Operating Expenses	313,341	100,990	-
Net Operating Income (Loss)	(291,452)	(100,990)	-
Other Income (Expense)
Financing Cost	(277,482)	(480,000)	-
Interest Income	-	-	25
Interest Expense	(4,436)	(28,934)	(11,258)
Contingent Legal Expense	(393,383)	-	-
Legal Settlement	(146,080)	-	-
Total Other Income (Expense)	(1,988,388)	(508,934)	(11,233)
Loss from operating activities before taxes	(2,279,840)	(609,924)	(11,233)
Gain or (Loss) from discontinued operations	(1,167,007)	-	(662,129)
Income Tax Expense	-	-	(800)
Net (Loss)	$(2,279,840)	$(609,924)	$(674,162)
Net Income (Loss) Per Share	$(0.004)	$(0.024)	$(0.035)
Weighted Average Shares Outstanding	560,163,508	25,774,121	19,475,32
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(Formerly S3I Holdings, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, December 31, 2002	-	$ -	14,622,197	$ 14,622	$ 2,023,222	$ -	$ (2,595,033)
January 2003 - stock issued for services at $.025 per share			25,000	25	6,225
January 2003 - stock issued for exercise of stock options at $0.50 per share			600,000	600	299,400
April 2003 - stock issued for debt conversion including accrued interest at $0.25 per share			480,000	480	114,020
April 2003 - stock options granted for accrued wages					443,018
April 2003 - reverse acquisition adjustment	-	-	6,982,000	6,982	(30,146)		-
June 2003 - stock options granted for services	-	-		-	130,900		-
Net income (loss) for the six months ended June 30, 2003							(674,162)
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)
January 2004 - stock issued for services			300,000	300	74,700
January 2004 - stock issued for satisfaction of debt			820,000	820	128,780
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	13,911	715,089
April 2004 - stock issued for cash			300,000	300	2,700
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				-	(3,032,512)		3,269,195
Net (loss) for the year ended June 30, 2004							(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 38,040	$ 875,396	$ -	$ (609,924)
July, Aug, Sept 04 - stock issued for conversion of debentures including finance charges			71,950,000	71,950	296,917
Oct, Nov, Dec 04 - stock issued for conversion of debentures including finance charges			117,250,000	117,250	245,782
Beneficial Conversion expense related to convertible debentures					277,482
Oct, Nov, Dec 04 - stock issued for cash			142,000,000	142,000	271,351
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
October 2004- restricted stock issued for retirement of debt			4,730,000	4,730	(4,730)
December 2004- acquisition of Sino			18,092,745	18,093	23,520
Jan, Feb, Mar 05 - stock issued for cash			437,250,000	437,250	84,154
April, May, June 05 - stock issued for cash			775,000,000	775,000	(129,521)	339,399
Net Income for the year ended June 30, 2005							(2,279,840)
Balance June 30, 2005	12,000,000	$ 12,000	1,604,312,432	$ 1,604,313	$ 2,048,351	$ 339,399	$ (2,889,764)
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Cash Flows
	For the Year	For the Year	For the Six
	Ended	Ended	Months Ended
	June 30,	June 30,	June 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Loss	$(2,279,840)	$(609,924)	$(674,162)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	105	75,000	32,363
Stock options granted for services	-	-	130,900
Stock Issued for Services	-	-	6,250
Stock issued for Debt Financing Cost	277,482	480,000	-
Realized loss on investments	1,167,007	-	-
Stock issued for interest on debt financing cost	9,117	-	-
Changes in Operating Assets and Liabilities:
Decrease in Accounts Receivable	-	-	14,000
Decrease in Inventory	-	-	3,484
Increase in loans to investment companies	(1,159,511)	-	-
Increase in Accounts Payable	1,285	25,381	16,444
Increase in Accrued Expenses	394,702	28,934	52,863
Net Cash Used by Operating Activities	(1,589,653)	(609)	(417,858)
Cash Flows from Investing Activities:
Purchase of Office Equipment	(1,560)	-	(6,879)
Net Cash Used by Investing Activities	(1,560)	-	(6,879)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	1,240,835	2,000	300,000
Proceeds from Issuance of Convertible Debentures	277,482	120,000	124,000
Net Cash Provided by Financing Activities	1,518,317	122,000	424,000
Decrease in Cash	(72,896)	121,391	(737)
Cash and Cash Equivalents at Beginning of Period	121,391	-	23,594
Cash and Cash Equivalents at End of Period	$48,495	$121,391	22,857
Cash Paid For:
Interest	$-	$-	2,049
Income Taxes	$-	$-	-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$75,000	6,250
Stock Issued for Convertible Debentures	$530,300	$729,000	114,500
Stock issued for debt satisfaction	$-	$129,600	-
Stock options granted for services & accrued wages	-	-	573,918
Assumption of debentures from Securesoft	$-	$480,000	-

The accompanying notes are an integral part of these financial statements.

S3 INVESTMENT COMPANY, INC.

(Formerly S3I Holdings, Inc.)

Notes to the Financial Statements

June 30, 2005 and 2004

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

Securesoft Systems, Inc. a wholly-owned portfolio investment, was incorporated in September 1999. Securesoft developed and marketed enterprise compliance and risk management software solutions, but discontinued operations in the last quarter of the fiscal year ended June 30, 2005.

On April 12, 2004 the Company's Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

Based on the BDC format, Securesoft became the first portfolio company.  The Company added two new portfolio Investments in November, 2004: Sino UJE, LTD., a Hong Kong company, and Redwood Capital, Inc., a privately held investment advisory group.  Chris Bickel,the CEO of the Company, was the original founder though no longer owner of Sino and was therefore familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

In October, 2004 the company signed an agreement with TSPartner for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.   In February, 2005 it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound.   This unwinding resulted in the write down of assets of $1,642,705 and the restatement of the Company’s financial statement filed on form 10Q on February 14, 2005.

It was further decided in the quarter ended March 31, 2005 that, without a viable distribution partner and additional investment, the Secursoft investment was not worth the amount of money that had been invested in it.  The Board of Directors’ investment committee determined that the investment should be written down to $100,000 to reresent the fair value of the investment.  The valuation was based on the value the Securesoft product has on a licensing fee arrangement with outside companies that would install and service the product with their clients.  The value of the investment was written down to $0.00 in the quarter ended June 30, 2005 because Securesoft had not pursued any licensing agreements and had ended all business activity.

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

b.   Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly. Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition. See Note 2 for a discussion on the recognition methods of the Company for increases and decreases in the market value of the portfolio companies for 2005.

c.

 Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d.

Fixed Assets

The Company’s property consists of computers and computer equipment.  The property is depreciated in a straight-line basis over five years.

Fixed Asset Schedule
Fixed Assets:	2005	2004
Equipment	$1,560.00	$0.00
Less Depreciation	104.00	0.00

Net Equipment	$1,456.00	$0.00

e.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates. The Company has estimated an amount of $393,383 for contingent liabilities that it may incur on behalf of claims and old liabilities of Securesoft creditors and claimants.  Securesoft is a portfolio company that has discontinued operations but certain of the outstanding claims may role up to S3 Investment Company, Inc.

The Company also has to use estimates to arrive at values for its portfolio companies.  See NOTE 2 for a discussion of the system used to value each of its portfolio investments.

f.  Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.   Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	Income (Loss) (numerator)	Shares (denominator)	Per Share Amount
For the year ended June 30, 2005 Basic EPS Loss to common stockholders	$(2,279,840)	560,163,508	(.004)
For the year ended June 30, 2004 Basic EPS Loss to common stockholders	$(609,924)	25,774,121.001
For the year ended June 30, 2003 Basic EPS Loss to common stockholders	$(674,162)	19,475,322	(.03)

g.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $2,889764 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2006.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at June 30, 2005 and 2004:

	June 30,
	2005	2004
Deferred tax assets:
NOL Carryover	$982,5201	$200,000
Valuation allowance	(982,520)	(200,000)
Net deferred tax assets	$-	$-

j.  Recent Accounting Pronouncements

During the year ended June 30, 2005, the Company adopted the following accounting pronouncements:

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s consolidated financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s consolidated financial statements.

SFAS No. 132 -- In December 2003, FASB issued a revision to SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of  this revision will have a material impact on the Company’s consolidated financial statements.

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s consolidated financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and  Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended December 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

NOTE 2 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, accrued liabilities and notes payable approximate carrying value based on their effective interest rates compared to current market prices.  The fair value of the Company’s portfolio investments are reviewed on a quarterly basis by the Board of Directors of S3 Investment Company, Inc. and the following basis is used for valuing the Company’s investments:

“Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or it is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.

Total amount of the Company’s actual investment (“AI”). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.

Total revenues for the preceding twelve months (“R”).

3.

Earnings before interest, taxes and depreciation (“EBITD”).

4.

Estimate of likely sale price of investment (“ESP”).

5.

Net assets of investment (“NA”).

6.

Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

·

Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

·

Where revenues and/or earnings are present, then the value shall be the greater of one times (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

·

Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

All Investments are being valued at cost for the year ended June 30, 2005.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepare assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed their current assets and the Company has had recurring operating losses for the past several years and has been dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has discontinued the operations of one of its portfolio companies so as to eliminate continued losses from that source.    Generated revenues from sales and profits of its two other portfolio companies will supplement and eventually replace money raised through financing.  Any future money raised by financing will not be used for continuing operations but for investment in portfolio companies to increase shareholder value.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $393,383 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.  Securesoft has discontinued operations but there are pending liabilities that may be incurred.   This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

The pending liabilities and cases involving S3 Investment Company, Inc. and/or Securesoft Systems, Inc is listed below.

Securesoft was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. Judgment was awarded to the plaintiff in the amount of $77,000.00. The Company is presently seeking a settlement with the plaintiff for a lesser amount.

S3I Holdings, Inc and Securesoft were named defendants in a case entitled Fink and Villella V. Yamamoto, Berlandier, Luke Zouvas, Mark Zouvas, S3I and Securesoft. Fink and Villella filed complaint on November 20, 2003 and filed amended complaint on April 16, 2004. S3I filed a counterclaim on May 18, 2004 against Villella and on August 16, 2004 Villella was dismissed out of the case. Fink has continued to pursue the action. The Company and its counsel feel that this case will eventually be dismissed in early 2006. S3I Holdings, Inc was plaintiff in a case entitled S3I Holdings, Inc. v. Fink. S3I Holdings filed a complaint in October 10, 2003 for injunctive relief, misrepresentation and fraud. The action was taken to stop the illegal sale of stock. The action was taken too late and the sale of stock took place. Any amount that would have been due Fink was more than offset by the stock sale.

S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella filed the complaint on April 13, 2005.  Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company feels that Villella’s claim is baseless and that it will receive a favorable ruling on both the original complaint as well as the cross-complaint.

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Apeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.

The appeal is currently in process and will most likely decided before end of year 2005.  The Company feels that the claim is baseless and that it will receive a favorable ruling.

Securesoft was named defendant in a case entitled Kim Anderson v. Securesoft Systems, Inc. Securesoft failed to answer complaint and a Court Judgment was awarded in favor of the defendant in the amount of $66,323.92. This amount is for back office rent. The Company is currently making monthly payments to satisfy this judgment as agreed by Kim Anderson.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled in May 2005.

Securesoft was named a defendant in a case entitled Bortorn Petrini & Copely, LLP V. Sercuresoft Systems, Inc.  Borton filed the complaint on August 1, 2005 in order to collect legal fees that they claim were generated in defending Securesoft in the arbitration matter known as I-Sol V. Securesoft Systems, Inc. The Company is presently seeking a settlement with the plaintiff for a lesser amount.

Federal Grand Jury Investigation - On June 8, 2004 United States federal agents executed criminal search warrants at the offices of the Company and at the residence of Mark Zouvas. Federal agents also served Federal grand jury subpoenas for documents on the Company and others. The Company produced over 2,500 pages of documents in response to the grand jury subpoena. The government’s investigation centers on alleged misrepresentations and omissions of material facts in Company filings with the SEC and in Company releases, and alleged fraud in the sale of the Company's securities. No criminal charges have been filed against the Company or anyone else, and the status of the criminal investigation is unknown. The current Officers and members of the Board of Directors were not involved with the Company at the time of these alleged errors and omissions. The Company feels that there has been no wrong doing on its part and is confident that no charges will be filed against it.

Employment agreements

The Company does not currently have any employment agreements in place.  It does, however, have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $12,500 per month and includes all management and administrative costs.  This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

NOTE 5 – STOCK TRANSACTIONS

In the Fiscal year ending June 30, 2005 the Company issued 1,334,250,000 shares of unrestricted common stock for $1,240,835 in cash plus a subscription receivable of $248,921.  During the fiscal year ended June 30, 2005 the Company issued 189,200,000 shares of unrestricted common stock for the conversion of $722,782 of convertible debentures.  All stock was issued under an exemption from registration based on Regulation E of the Securities Act of 1933.  Of the total stock issued for cash and conversion of debt 85.5% was sold below Net Asset Value without stockholder approval in violation of the 1940 Act.  During the fiscal year ended June 30, 2005, the Company issued 18,092,745 shares of restricted common stock for the acquisition of Sino UJE, Ltd and was issued at above Net Asset Value.  The Company also issued 4,730,000 shares of restricted common stock below net asset value for the repayment of debt.

There were no options or warrants issued in the fiscal year ending June 30, 2005.

NOTE 6 - CONVERTIBLE DEBENTURES

During the fiscal year ended June 30, 2005, the Company raised $277,482 of operating capital in the form of convertible debentures. The debentures had varying terms of 60 days to 90 days, accrued interest at 8% per

annum, and converted at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.   All convertible debentures were convertible at the option of the holder or the Company and automatically converted into common stock in the event of bankruptcy or liquidation.  The Company recorded debt financing costs of $277,482 during the fiscal year ending June 30, 2005 based on the issuance of $277,482 of convertible debentures at a 50% discount. During the fiscal year ended June 30, 2005 the Company converted $722,782 of convertible debentures that were previously issued leaving a balance of $34,700 still remaining in convertible debentures. Of the stock issued on the conversion of debentures, approximately 52.5% was issued at a price below Net Asset Value.

NOTE 7 - SUBSEQUENT EVENTS

Stock Issuances

Subsequent to the fiscal year ended June 30, 2005, the Company issued an additional 80,000,000 shares of common stock exempted from registration based on regulation E for $80,000 in cash.  This stock was also sold below Net Asset Value.

Board Actions

Subsequent to the fiscal year ended June 30, 2005 the Company announced that the company has filed a 14A Preliminary Proxy Statement with the Securities and Exchange Commission requesting shareholder votes on a proposal that would authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company.

When the Company originally converted to a BDC it was with the intent to seek out investment securities as its core business, rather than operate businesses directly.  Based on the changes that have taken place this past year the Company has determined that if would be better served to focus its efforts on the operation of businesses rather than act as a passive investor.

The Company was also notified by a staff attorney at the Securities and Exchange Commission that an agreement the Company entered into with YaSheng Group resulted in the creation of "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the agreement stipulating YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940, which requires that the Company maintain net assets to senior security coverage of at least 200%.  For this reason and those sited above as well as the fact that the Company violated the BDC rules of selling stock at below Net Asset value the Board of Directors has determined to withdraw as a BDC.

Due to SEC comments on the preliminary proxy statement a definitive proxy statement has not yet been filed, and the date and time for the meeting of the stockholders to vote on this action has not yet been set.

