Form 10-Q
period 2005-09-30
S3 INVESTMENT COMPANY, INC.
filed 2005-11-14
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

Commission File Number: 001-31347

S3 INVESTMENT COMPANY, INC.

(Exact name of registrant specified in its charter)

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

(951) 587-3618

(Registrant’s telephone number, including area code)

N/A

(former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X  ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,684,312,432 shares of its common stock, $0.001 par value per share and 12,000,000 shares of its Series B Preferred Stock, $0.001 par value per share, outstanding as of November 11, 2005.  Series B Preferred Stock is convertible to common stock on a one for one share basis.

S3 INVESTMENT COMPANY, INC.

TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS	3 - 11
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12 - 15
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16
ITEM 4. CONTROLS AND PROCEDURES	17
PART II OTHER INFORMATION	17 - 19
ITEM 1. LEGAL PROCEEDINGS	17 - 18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	19
SIGNATURES	20 - 24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

S3 Investment Company, Inc.
Balance Sheet

ASSETS
	September 30,	June 30,
	2005 (Unaudited)	2005
Current Assets
Cash	$150,402	$48,495
Prepaid expense	14,409	-
Total Current Assets	164,811	48,495
Property - Office Equipment net of depreciation	1,376	1,455
Investments
Equity Investments	161,613	161,613
Loans to Portfolio Companies	952,341	708,940
Total Investments	1,113,954	870,553
Total Assets	$1,280,141	$920,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$26,900	$26,666
Accrued Expenses	37,253	30,253
Accrued Liabilities (note 5)	393,383	393,383
Convertible Debentures	34,700	34,700
Total Current Liabilities	492,237	485,002
Total Liabilities	492,237	485,002
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 12,000,000 and 12,000,000 Shares Issued and Outstanding, Respectively	12,000	12,000
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 1,684,312,432 and 1,604,312,432 Shares Issued and Outstanding respectively	1,684,313	1,604,313
Additional Paid in Capital	2,048,351	2,048,351
Subscription Receivable	-	(339,399)
Retained Deficit	(2,956,759)	(2,889,764)
Total Stockholders' Equity	787,905	435,501
Total Liabilities and Stockholders' Equity	$1,280,141	$920,503
Net Asset Value per share	$0.0005	$0.0003

The accompanying notes are an integral part of these financial statements. 4

S3 Investment Company, Inc.
Schedule of Investments
September 30, 2005 (unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Redwood Capital, Inc	Investment Banking	100%	120,000	120,000	Yes
Sino UJE, LTD	OEM Distributor	51%	41,613	41,613	Yes
Total Investment			$161,613	$161,613

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Redwood Capital, Inc.	Investment Banking	100%	Loan	358,266	Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	594,075	Yes
Total Loans				$952,341
Total Investment and Loans				$1,113,954

The accompanying notes are an integral part of these financial statements. 5

S3 Investment Company, Inc.
Statements of Operations
(unaudited)
	For the Three Months ended September 30,	For the Three Months ended September 30,
	2005	2004
Investment Revenue	$-	$-
Interest Revenue	15,922	-
Total Revenues	15,922	-
Operating Expenses
Depreciation expense	79	-
General & Administrative	68,128	94,095
Total Operating Expenses	68,207	94,095
Net Operating Loss	(52,285)	(94,095)
Other Income (Expense)
Realized Loss - investments	(14,710)	-
Interest Expense	-	(3,976)
Total Other Expense	(14,710)	(3,976)
Loss Before Income Taxes	(66,995)	(98,071)
Income Tax Expense	-	-
Net Loss	$(66,995)	$(98,071)
Net Loss Per Share	$(0.000)	$(0.001)
Weighted Average Shares Outstanding	1,673,490,514	78,828,020

The accompanying notes are an integral part of these financial statements. 6

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)
January 2004 - stock issued for services			300,000	300	74,700
January 2004 - stock issued for satisfaction of debt			820,000	820	128,780
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	13,911	715,089
April 2004 - stock issued for cash			300,000	300	2,700
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				-	(3,032,512)		3,269,195
Net (loss) for the year ended June 30, 2004							(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 38,040	$ 875,396	$ -	$ (609,924)
July, through Dec 04 - stock issued for conversion of debentures			189,200,000	189,200	542,699
Beneficial Conversion expense related to convertible debentures					277,482
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
October 2004- restricted stock issued for retirement of debt			4,730,000	4,730	(4,730)
December 2004- acquisition of Sino			18,092,745	18,093	23,520
Oct, 04 through June 05 - stock issued for cash			1,354,250,000	1,354,250	225,984	339,399
Net Income for the year ended June 30, 2005							(2,279,840)
Balance June 30, 2005	12,000,000	$ 12,000	1,604,312,432	$ 1,604,313	$ 2,048,351	$ 339,399	$ (2,889,764)
August, 2005 stock issued for cash (unaudited)			80,000,000	$ 80,000		$ (339,399)
Net Income for the quarter ended September 30, 2005 (unaudited)							$ (66,995)
Balance September 30, 2005	12,000,000	$ 12,000	1,684,312,432	$ 1,684,313	$ 2,048,351	$ -	$ (2,956,759)

The accompanying notes are an integral part of these financial statements. 7

S3 Investment Company, Inc.
Statements of Cash Flows
(unaudited)
	For the Quarter	For the Quarter
	Ended	Ended
	September 30,	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(66,995)	$(98,071)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	79	-
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(14,409)	-
Increase in Accounts Payable	234	25,731
Increase in Accrued Expenses	7,000	10,235
Net Cash Used by Operating Activities	(74,091)	(62,105)
Cash Flows from Investing Activities:
Payments for investments	(243,401)	(58,537)
Net Cash Used by Investing Activities	(243,401)	(58,537)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	419,399	-
Net Cash Provided by Financing Activities	419,399	-
Decrease in Cash	101,907	(120,642)
Cash and Cash Equivalents at Beginning of Period	48,495	121,391
Cash and Cash Equivalents at End of Period	$150,402	$749
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	$-	$1,439,000

The accompanying notes are an integral part of these financial statements.
8

S3 INVESTMENT COMPANY, INC.

Notes to the Financial Statements

September 30, 2005

NOTE 1 – FINANCIAL STATEMENTS

This summary of significant accounting policies of S3 Investment Company, Inc. is presented to assist in understanding the Company's financial statements. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on form 10-K.  Operating results for the three months ended September 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 – NATURE OF ORGANIZATION

During the three month period ended September 30, 2005, S3 Investment Company, Inc. (‘the Company or SEIH”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”  S3 Investment Company, Inc. was incorporated under the laws of the State of California. It was originally incorporated with the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California. On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc. Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and acquired 100% of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company.

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

As of September 30, 2005 the Company had two portfolio Investments: Sino UJE, Ltd and Redwood Capital, Inc.  Securesoft Systems, Inc., which was the first portfolio company has ceased all operations.  The balance of the Company’s investment in Securesoft was written off in the quarter ended June 30, 2005.

The Company has a management agreement with Javelin Advisory Group, Inc. to provide all of its administrative support.

NOTE 3 – MATERIAL EVENTS

During the quarter ended September 30, 2005 the Company announced that it filed a Preliminary Proxy Statement with the Securities and Exchange Commission requesting shareholder approval on a proposal that would authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company.

When the Company originally converted to a BDC it was with the intent to seek out investment securities as its core business, rather than operate businesses directly.  Based on the changes that have taken place this past year, the Company determined that it would focus its efforts on the operation of the two operating businesses rather than act as a passive investor.

The Company was also notified by a staff attorney at the Securities and Exchange Commission that an agreement the Company entered into with YaSheng Group resulted in the creation of "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the agreement entitling YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940, which requires that the Company maintain net assets to senior security coverage of at least 200%.  For this reason and those sited above, as well as the fact that the Company violated the BDC rules of selling 548,500,000 shares of common stock at an average price of $.0023 below Net Asset value, the Board of Directors has determined to withdraw as a BDC.

Due to SEC comments on the preliminary proxy statement a definitive proxy statement has not yet been filed, and the date and time for the meeting of the stockholders to vote on this action has not yet been set.

NOTE 4 –COMMON STOCK

During the quarter ended September 30, 2005, the Company issued 80,000,000 shares of common stock for cash of $80,000.  This stock was sold above net asset value of $.0003.  The authorized common stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.001 of which 1,684,312,432 shares were issued and outstanding on September 30, 2005 with 315,687,568 shares authorized but unissued.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $393,383 for legal contingencies that were previously incurred by Securesoft Systems, Inc.  Securesoft has discontinued operations and has no assets or bank accounts and therefore no ability to pay any of its debts.  As a result there are pending liabilities that may be incurred by S3 Investment Company, Inc.   This amount was reviewed by the Board of Directors and deemed proper in regard to the legal cases pending against the Company.

 Subsequent to the quarter ended September 30, 2005 SecureSoft Systems, Inc elected to file for protection under Chapter 7 of the U. S. Bankruptcy law.  Based on a favorable ruling from the bankruptcy court, the accrued liability expense may be reduced.

Employment agreements

The Company does not currently have any employment agreements in place.  It does, however, have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $12,500 per month and includes all management and administrative functions of the Company.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepare assuming that the Company will continue as a going concern. The Company's current liabilities exceed their current assets and the Company has had recurring operating losses for the past several years and has been dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has discontinued the operations of one of its portfolio companies so as to eliminate continued losses from that source. Generated revenues from sales and profits of its two other portfolio companies will supplement and eventually replace money raised through financing.

During the next twelve months the Company anticipates that the entire amount loaned to Sino UJE limited will be repaid based on Sino’s continued profitable operations.   It also anticipates that Redwood Capital, Inc. will repay the amount of its loan plus contribute to the Company’s profits by way of paying dividends.  The operations of the portfolio companies should mitigate the need for the Company to seek outside debt or equity financing to sustain operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding S3 Investments and its Operations

During the three month period ended September 30, 2005, S3 Investment Company, Inc. (“the Company” or “SEIH”) a California Corporation, was a business development company reporting under the Investment Company Act of 1940. S3 Investment Company, Inc. was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California.  On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc.  Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft’s capital stock for shares of Company’s authorized but un-issued shares of common stock as provided in Agreement.

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

On April 12, 2004 the Company’s Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  As of September 30, 2005, the Company’s has two portfolio investment which are Redwood Capital, Inc. and Sino UJE, LTD.

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

In October, 2004 the company signed an agreement with TSPartner for distribution of the Securesoft HIPAA compliance products and services. TSPartner represented itself as a nationwide distributor of healthcare services.  The Company acquired TSPartner just prior to the quarter ending December 31, 2004 in exchange for restricted S3 Investment Company stock and future funding of the TSPartner operation.   In February, 2005 it was discovered that TSPartner had misrepresented its financial condition and the acquisition was unwound.   It was further decided that, without a viable distribution partner and additional investment, the Secursoft investment was not worth the amount of money that had been invested in it and the business operations would be discontinued.  The Board of Directors’ investment committee determined that the investment should be written down to $0 to represent the fair value of the investment operations should cease and that the SecureSoft should file for protection under chapter 7 of the U. S. Bankruptcy laws.

Portfolio Investments

Redwood Capital, Inc., a privately-held investment advisory group, was acquired during November, 2004. S3 Investment acquired 100% of Redwood Capital, Inc. to participate in the fast growing investment banking market in China.  Redwood Capital specializes in Investment Banking for privately-held Chinese companies and has offices in China and the United States.

The Company acquired 51% of the common stock of Sino UJE, LTD, a Hong Kong corporation during November, 2004. Sino has an extensive distribution network in China. It distributes medical and industrial supplies for a group of Original Equipment Manufacturers (OEM’s) in Europe and the US that are exclusively represented in China by Sino.  Sino was acquired from YaSheng for 5% of the outstanding stock of the company, a ratio that must be maintained until July of 2008. The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that the agreement the Company entered into with YaSheng Group is resulted in the creation of "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the agreement stipulating YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940,which requires that the Company maintain net assets to senior security coverage of at least 200%.

Plan of Operation

On April 12, 2004, the Company’s Board of Directors elected to have the Company be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.   The Company has filed a Preliminary Proxy Statement, which it has not received final approval on from the SEC, to withdraw the Company’s election as a business development company (BDC).   The decision to withdraw as a BDC was based on the fact that the Company violated BDC rules of selling stock below Net Asset Value along with the adverse interpretations by the SEC regarding the acquisition of Sino from YaSheng.   The Staff of the Commission believes that the agreement entitling YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940, which requires that the Company maintain net assets to senior security coverage of at least 200%.  The Company is not able to, or desirous to, void the acquisition of Sino so it has determined that withdrawing from a BDC will allow it to better focus on the operation of Sino and Redwood Capital instead of acting as a passive investor.

During the quarter ended September 30, 2005, Redwood Capital was in the process of closing three large reverse merger transactions.  Redwood Capital will receive fees and stock for the services that it has performed in arranging these transactions.  Part of these fees will come in the second quarter of this fiscal year with the balance to follow in the third quarter of this fiscal year.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay all the money advanced to it this fiscal year as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates in the coming quarter commencing the repayment of the credit line of $594,075 that has been advanced to them by the Company.

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

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $1,113,954, which is based on fair market value.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

Results of Operations

During the three months ended September 30, 2005, S3 Investment Company, Inc. experienced a net loss of $66,995 or approximately ($0.0001) per share compared to a net loss of $98,071 or approximately ($0.001) per share for the same period last year a decrease in general and administrative expenses. The change in general and administrative expenses primarily resulted from decreased overhead.  S3 Investment generated $15,922 of revenue in the three month period ended September 30, 2005 compared to no revenue for the same periods ended September 30, 2004.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2005 the Company had a deficit in working capital of $327,426.  The Company has accumulated $2,956,759 of net operating losses through September 30, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Our auditors issued a "going concern" opinion in Note 3 of our June 30, 2005 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If the operating plans of the two portfolio companies are unsuccessful and we are unable to obtain any suitable financing, our ability to continue as a going concern is doubtful.

We intend to seek shareholder approval to authorize the Board to withdraw the Company’s election to be treated as a business development company (BDC).  We then intend to seek shareholder approval to increase the number of shares of common stock authorized by our articles of incorporation, and then to seek additional capital from private sales of S3 Investment common stock.  In the event income from our subsidiaries operations is delayed or is insufficient to cover operating expenses, then S3 Investment will need to seek additional funds from equity or debt financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We May Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing sources to fund our operations.  External financing may be required for the expansion of the Sino operation. We anticipate that Sino will generate profits in the coming year so that it will not need to rely entirely on external financing to fund anticipated operating expenses.  We anticipate Sino being able to commence repayment of its loan from the Company and that such monies can be used to sustain the Company’s operations.  If Sino is unable to do so, we may need to seek external financing.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Changes in the securities laws affecting business, or new interpretations of existing laws, could affect our ability to raise capital. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding and generate profits from on going operations.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Fluctuate Significantly

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the opportunity, whether acting alone or together, to have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets.  The interests of these board members may differ from the interests of the other stockholders.

Item 4. Control and Procedures.

(a) Evaluation of disclosure controls and procedures.

Chris Bickel who serves as Company’s chief executive officer, after evaluating the effectiveness of S3 Investments’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, S3 Investments’ disclosure controls and procedures were adequate and effective to ensure that material information relating to S3 Investment and its unconsolidated investments would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.

There were no significant changes in S3 Investments’ internal controls or in other factors that could significantly affect Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The following is a complete list of cases pending involving S3 Investment Company, Inc. and/or Securesoft Systems, Inc.  Securesoft Systems, Inc was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc.  The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003.  Judgment was awarded to the plaintiff in the amount of $77,000.00.  The Company is presently seeking a settlement with the plaintiff for a lesser amount.

S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella, the former CEO and director of S3I Holding and officer of SecureSoft, filed the complaint in the amount of $1,315,000 on April 13, 2005. The claim is for alleged back pay of $500,000, a promissory note of $115,000 and special damages of $700,000. Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company feels that Villella’s claims are without merit. However, in the interest of economics the Company is currently seeking to negotiate a settlement but if none can be reached it will vigorously defend itself.S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford, the daughter of Mr. Villella and former employee. of Securesoft, filed complaint on February 10, 2004 alleging nonpayment of back wages and penality in the amount of $75,000. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Appeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.  On October 25, 2005, the Court of Appeal denied the Company’s motion to compel arbitration.   The Company’s outside

legal counsel believes that the ruling of the Court of Appeals is factually and legally flawed.  The Company believes that Radford’s claims are without merit and intends to vigorously defend itself.

Securesoft was named defendant in a case entitled Kim Anderson v. Securesoft Systems, Inc. Securesoft failed to answer complaint and a Court Judgment was awarded in favor of the defendant in the amount of $66,323.92. This amount is for office rent. The Company is currently making monthly payments to satisfy this judgment as agreed by Kim Anderson.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled the claim in full for $146,079.55 in May 2005.

Securesoft was named a defendant in a case entitled Bortorn Petrini & Copely, LLP V. Sercuresoft Systems, Inc.  Borton filed the complaint on August 1, 2005 in order to collect $53,355 in legal fees that the firm claims were generated in defending Securesoft in the arbitration matter known as I-Sol V. Securesoft Systems, Inc. The Company is presently seeking a settlement with the plaintiff for a lesser amount.

On June 8, 2004 United States federal agents executed criminal search warrants at the offices of the Company and at the residence of Mark Zouvas, an independent contractor hired to provide public relations services. Federal agents also served Federal grand jury subpoenas for documents on the Company and others. The Company produced over 2,500 pages of documents in response to the grand jury subpoena. The government’s investigation centers on alleged misrepresentations and omissions of material facts in Company filings with the SEC and in Company releases, and alleged fraud in the sale of the Company's securities. No criminal charges have been filed against the Company or anyone else, and the status of the criminal investigation is unknown. The current Officers and members of the Board of Directors were not involved with the Company at the time of these alleged errors and omissions. The Company feels that there has been no wrong-doing on its part and is confident that no charges will be filed against it.

On December 7, 2004, SecureSoft Systems, Inc. and S3 Investment Company, Inc. were named as defendants in a claim before the Labor Commissioner, State of California by the plaintiff, Karen Davenport.  Davenport, the daughter in-law of Fred Villella, claims to have been an employee of SecureSoft during 2003.  The Company denies this claim and sought to defend itself in the administrative proceedings.  On October 18, 2005, the Labor Commissioner, State of California, entered a decision against both SecureSoft and the Company and awarded Davenport $48,792 for past due wages.  The Company strongly disagrees with the commissioner’s decision and is contemplating how best to respond, which includes the possibility of an appeal or seeking protection under SecureSoft’s filing under Chapter 7 of the U.S. Bankruptcy Law.

Subsequent to the quarter ended September 30, 2005, SecureSoft, Systems, Inc. elected to file for protection under Chapter 7 of the U. S. Bankruptcy law on October 14, 2005.  A number of the above listed claims would fall under this protection and as a result may reduce the amount of the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2005, the Company issued 80,000,000 shares of common stock exempt from registration for $80,000, or approximately $0.001 per share. No underwriter was involved in this transaction and no underwriting discounts or commissions were paid.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has filed a preliminary proxy statement that is presently that has not received final approval from the SEC.  Upon receiving final approval on the preliminary proxy statement, a definitive proxy statement will be sent to all stockholders to consider and vote upon a proposal to authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company (“BDC”) pursuant to Section 54(c) under the Investment Company Act of 1940.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S3 Investment Company, Inc.

By:/s/ Chris L. Bickel Chris L. Bickel Chief Executive Officer

Dated: November 11, 2005

EXHIBIT 31.1

SECTION 302

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 11, 2005	By: /s/ Chris L. Bickel Chris L. Bickel, Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 11, 2005	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris L. Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Chris L. Bickel Chris L. Bickel Chief Executive Officer November 11, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer November 11, 2005

SEC\0619.2