Form 10-Q
period 2005-12-31
S3 INVESTMENT COMPANY, INC.
filed 2006-02-17
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,684,312,432 shares of its common stock, $0.001 par value per share and 12,000,000 shares of its Series B Preferred Stock, $0.001 par value per share, outstanding as of February 10, 2006.  Series B Preferred Stock is convertible to common stock on a one for one share basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

S3 Investment Company, Inc.
Balance Sheet

ASSETS
	December 31,	June 30,
	2005	2005
	(Unaudited)	(Audited)
Current Assets
Cash	$528	$48,495
Prepaid expense	-	-
Total Current Assets	528	48,495
Property - Office Equipment net of depreciation	1,297	1,455
Investments
Equity Investments	161,613	161,613
Loans to Portfolio Companies	1,056,941	708,940
Total Investments	1,218,554	870,553
Total Assets	$1,220,379	$920,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$35,457	$26,666
Accrued Expenses	44,253	30,253
Accrued Liabilities (note 4)	390,883	393,383
Convertible Debentures	30,700	34,700
Total Current Liabilities	501,293	485,002
Total Liabilities	501,293	485,002
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 12,000,000 and 12,000,000 Shares Issued and Outstanding, Respectively	12,000	12,000
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 1,684,312,432 and 1,604,312,432 Shares Issued and Outstanding respectively	1,684,313	1,604,313
Additional Paid in Capital	2,048,351	2,048,351
Subscription Receivable	-	(339,399)
Retained Deficit	(3,025,578)	(2,889,764)
Total Stockholders' Equity	719,086	435,501
Total Liabilities and Stockholders' Equity	$1,220,379	$920,503
Net Asset Value per share	$0.0004	$0.0003
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Schedule of Investments
December 31, 2005
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Redwood Capital, Inc	Investment Banking	100%	120,000	120,000	Yes
Sino UJE, LTD	OEM Distributor	51%	41,613	41,613	Yes
Total Investment			$161,613	$161,613

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Redwood Capital, Inc.	Investment Banking	100%	Loan	465,674	Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	591,267	Yes
Total Loans				$1,056,941
Total Investment and Loans				$1,218,554

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Operations

	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Revenue	36,241	-	20,319	-
Total Revenues	36,241	-	20,319	-
Operating Expenses
Depreciation expense	158	-	79	-
General & Administrative	157,186	159,229	89,058	65,125
Total Operating Expenses	157,344	159,229	89,137	65,125
Net Operating Loss	(121,103)	(159,229)	(68,818)	(65,125)
Other Income (Expense)
Financing cost	-	(1,644,833)	-	(574,700)
Contingent legal expense	-	(670,383)	-	(670,383)
Unrealized gain on investments	-	1,296,078	-	1,296,078
Realized loss - investments	(14,710)	-	-	-
Interest Expense	-	(3,976)	-	-
Total Other Expense	(14,710)	(1,023,114)	-	50,995
Loss Before Income Taxes	(135,813)	(1,182,343)	(68,818)	(14,130)
Income Tax Expense	-	-	-	-
Net Loss	$(135,813)	$(1,182,343)	$(68,818)	$(14,130)
Net Loss Per Share	$(0.000)	$(0.005)	$(0.000)	$(0.000)
Weighted Average Shares Outstanding	1,673,490,514	229,791,317	1,673,490,514	229,791,317
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Changes in Net Assets (Unaudited)

	For the six months ended
	December 31,
	2005	2004

OPERATIONS:
Net investment loss	$(121,103)	$(2,478,412)
Income from discontinued operations	-	-
Net realized and unrealized gain (loss) on investment transactions	(14,710)	1,296,078

Net decrease in net assets resulting from operations	(135,813)	(1,182,334)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	419,398	2,858,796

NET INCREASE (DECREASE) IN ASSET VALUE	283,585	1,676,462

NET ASSETS:
Beginning of Period	435,501	303,512

End of Period	$719,086	$1,979,974
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)
January 2004 - stock issued for services			300,000	300	74,700
January 2004 - stock issued for satisfaction of debt			820,000	820	128,780
March 2004 - stock issued for conversion of debentures including finance charge			13,910,490	13,911	715,089
April 2004 - stock issued for cash			300,000	300	2,700
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company				-	(3,032,512)		3,269,195
Net (loss) for the year ended June 30, 2004							(609,924)
Balance, June 30, 2004	-	$ -	38,039,687	$ 38,040	$ 875,396	$ -	$ (609,924)
July, through Dec 04 - stock issued for conversion of debentures			189,200,000	189,200	542,699
Beneficial Conversion expense related to convertible debentures					277,482
October 2004 - acquisition of Redwood Capital	12,000,000	12,000			108,000
October 2004- restricted stock issued for retirement of debt			4,730,000	4,730	(4,730)
December 2004- acquisition of Sino			18,092,745	18,093	23,520
Oct, 04 through June 05 - stock issued for cash			1,354,250,000	1,354,250	225,984	339,399
Net Income for the year ended June 30, 2005							(2,279,840)
Balance June 30, 2005	12,000,000	$ 12,000	1,604,312,432	$ 1,604,313	$ 2,048,351	$ 339,399	$ (2,889,764)
August, 2005 stock issued for cash (unaudited)			80,000,000	80,000		(339,399)
Net Income for the quarter ended September 30, 2005 (unaudited)							(66,995)
Balance September 30, 2005 (unaudited)	12,000,000	$ 12,000	1,684,312,432	$ 1,684,313	$ 2,048,351	$ -	$ (2,956,759)

Net Income for the quarter ended December 31, 2005 (unaudited)							(68,819)
Balance December 31, 2005 (unaudited)	12,000,000	$ 12,000	1,684,312,432	$ 1,684,313	$ 2,048,351	$ -	$ (3,025,578)

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
(S3I Holdings, Inc.)
Statements of Cash Flows
	For the Six Months Ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(135,814)	$(1,182,334)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	158	-
Stock Issued for Services	-	-
Stock issued for Debt Financing Cost	-	1,644,833
Unrealized gains	-	-
Stock issued for interest on debt financing cost	-	9,117
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	-	-
Prepaid Expense	-	-
Increase in Loans to investment companies	-	-
Increase in Accounts Payable	8,791	1,403
Increase in Accrued Expenses	11,500	665,242
Net Cash Provided (Used) by Operating Activities	(115,365)	1,138,261
Cash Flows from Investing Activities:
Investments in other Companies	(348,001)	(1,831,132)
Net Cash Used by Investing Activities	(348,001)	(1,831,132)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	419,399	320,450
Proceeds from Issuance of Convertible Debentures	(4,000)	277,482
Principal Payments for Notes Payable	-	-
Net Cash Provided by Financing Activities	415,399	597,932
Decrease in Cash	(47,967)	(94,939)
Cash and Cash Equivalents at Beginning of Period	48,495	121,391
Cash and Cash Equivalents at End of Period	$528	$26,452
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$-
Stock Issued for Convertible Debentures	$-	$530,300

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	Six Months Ended
	December 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$0.0003	$0.001
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.0001)	(0.011)
Net realized and unrealized gain (loss) on investment transactions	(0.0000)	0.006
Income from discontinued operations	-	-

Total from investment operations	0.0001	(0.004)

Net increase in net assets resulting from stock sales	0.0003	0.012

NET ASSET VALUE, END OF PERIOD	$0.0004	$0.008

TOTAL NET ASSET VALUE RETURN	33.33%	700%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$719,086	$1,979,974
Ratios to average net assets:
Net expenses	10.94%	62.59%
Net investment loss	(8.42)%	(62.59)%
Portfolio Turnover Rate	-	-

The accompanying notes are an integral part of these financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Financial Statements

December 31, 2005

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

NOTE 2 – NATURE OF ORGANIZATION

During the six month period ended December 31, 2005, S3 Investment Company, Inc. (‘the Company or SEIH”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”  S3 Investment Company, Inc. was incorporated under the laws of the State of California. It was originally incorporated with the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California. On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc. Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and acquired 100% of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company.

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

Based on the BDC format, Securesoft became the first portfolio company.  The Company added two new portfolio Investments in November, 2004: Sino UJE, LTD., a Hong Kong company, and Redwood Capital, Inc., a privately held investment advisory group.  Chris Bickel,the Chairman of the Board of Directors of the Company, was the original founder though no longer owner of Sino and was therefore familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

As of December 31, 2005 the Company had two portfolio Investments: Sino UJE, Ltd and Redwood Capital, Inc.  Securesoft Systems, Inc., which was the first portfolio company has ceased all operations.  The balance of the Company’s investment in Securesoft was written off in the quarter ended June 30, 2005.

The Company has a management agreement with Javelin Advisory Group, Inc. to provide all of its administrative support.

NOTE 3 – MATERIAL EVENTS

During the quarter ended December 31, 2005 the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission requesting shareholder approval on a proposal that would authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company.

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

NOTE 4 –COMMON STOCK

The Company did not issued any shares of common stock during the three months ending December 31, 2005. During the six months ended December 31, 2005, the Company issued 80,000,000 shares of common stock for cash of $80,000.  This stock was sold above net asset value of $.0003.  The authorized common stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.001 of which 1,684,312,432 shares were issued and outstanding on December 31, 2005 with 315,687,568 shares authorized but unissued.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $390,883 for legal contingencies that were previously incurred by Securesoft Systems, Inc.  Securesoft has discontinued operations and has no assets or bank accounts and therefore no ability to pay any of its debts.  As a result there are pending liabilities that may be incurred by S3 Investment Company, Inc.   This amount was reviewed by the Board of Directors and deemed proper in regard to the legal cases pending against the Company.

During the quarter ended December 31, 2005 SecureSoft Systems, Inc elected to file for protection under Chapter 7 of the U. S. Bankruptcy law.  Based on a favorable ruling from the bankruptcy court, the accrued liability expense may be reduced.

Management Agreements

The Company currently has a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $12,500 per month and includes all management and administrative functions of the Company.

NOTE 5 – GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding S3 Investments and its Operations

During the six month period ended December 31, 2005, S3 Investment Company, Inc. (“the Company” or “SEIH”) a California Corporation, was a business development company reporting under the Investment Company Act of 1940. S3 Investment Company, Inc. was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California.  On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc.  Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft’s capital stock for shares of Company’s authorized but un-issued shares of common stock as provided in Agreement.

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

On April 12, 2004 the Company’s Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  As of December 31, 2005, the Company’s has two portfolio investment which are Redwood Capital, Inc. and Sino UJE, LTD.

Securesoft became the Company’s first portfolio company.  The Company added two new portfolio Investments in November, 2004: Sino UJE, LTD., a Hong Kong company, and Redwood Capital, Inc., a privately held investment advisory group.  Chris Bickel, the Chairman of the Board of Directors of the Company, was the original founder though no longer owner of Sino and was therefore familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.

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

Plan of Operation

On April 12, 2004, the Company’s Board of Directors elected to have the Company regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.   The Company has filed a Preliminary Proxy Statement, which it has not received final approval on from the SEC, to withdraw the Company’s election as a business development company (BDC).   The decision to withdraw as a BDC was based on the fact that the Company violated BDC rules of selling stock below Net Asset Value along with the adverse interpretations by the SEC regarding the acquisition of Sino from YaSheng.   The Staff of the Commission believes that the agreement entitling YaSheng Group to maintain a 5% non-dilutive interest in the common stock of the Company gives YaSheng Group a senior position.  This interpretation by the Commission could create instances where the Company would not be in compliance with Section 18 of the Investment Company Act of 1940, which requires that the Company maintain net assets to senior security coverage of at least 200%.  The Company is not able to, or desirous to, void the acquisition of Sino so it has determined that withdrawing from a BDC will allow it to better focus on the operation of Sino and Redwood Capital instead of acting as a passive investor.

During the quarter ended December 31, 2005, Redwood Capital was in the process of closing one large reverse merger transaction.  Redwood Capital will receive fees and stock for the services that it has performed in arranging these transactions.  Part of these fees will come in the third and forth quarter of this fiscal year.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay all the money advanced to it this fiscal year as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates in the coming quarter commencing the repayment of the credit line of $591,267 that has been advanced to them by the Company.

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

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $1,218,554, which is based on fair market value.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

Results of Operations

Three months ended December 31, 2005 compared to three months ended December 31, 2004

During the three months ended December 31, 2005, the Company experienced a net loss of $68,818 or approximately ($0.000) per share compared to a net loss of $14,130 or approximately ($0.000) per share for the same period last year. The Company generated $20,319 of revenue in the three month period ended December 31, 2005 compared to no revenue for the same periods ended December 31, 2004.

Six months ended December 31, 2005 compared to six months ended December 31, 2004

During the six months ended December 31, 2005, the Company experienced a net loss of $135,813 or approximately ($0.000) per share compared to a net loss of $1,182,334 or approximately ($0.005) per share for the same period last year. The change in net loss is due to a decrease in finance cost.  The Company generated $36,241 of revenue in the six month period ended December 31, 2005 compared to no revenue for the same periods ended December 31, 2004.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2005 the Company had a deficit in working capital of $500,765.  The Company has accumulated $3,025,578 of net operating losses through December 31, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

James Bickel who serves as Company’s chief executive officer, after evaluating the effectiveness of S3 Investments’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, S3 Investments’ disclosure controls and procedures were adequate and effective to ensure that material information relating to S3 Investment and its unconsolidated investments would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

During the quarter ended December 31, 2005, SecureSoft, Systems, Inc. elected to file for protection under Chapter 7 of the U. S. Bankruptcy law on October 14, 2005.  A number of the above listed claims would fall under this protection and as a result may reduce the amount of the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

UNICO, INCORPORATED

By:/s/ James Bickel James Bickel Chief Executive Officer

Dated: February 17, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James Bickel, certify that:

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

Date: February 17, 2006	By: /s/ James Bickel James Bickel, Chief Executive Officer

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

Date: February 17, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ James Bickel James Bickel Chief Executive Officer February 17, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 17, 2006