Form 10-Q/A
period 2005-12-31
S3 INVESTMENT COMPANY, INC.
filed 2006-02-21
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note:

The purpose of this amendment to the Company's Form 10-Q originally filed on February 17, 2006 for the quarter ended December 31, 2005 is to amend the Signature page. All other items remain unchanged from the original filing.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS Form 10-Q/A REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q/A has been identified.

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

S3 INVESTMENT COMPANY, INC.

By:/s/ James Bickel James Bickel Chief Executive Officer

Dated: February 21, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James Bickel, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of S3 Investment Company, Inc.;

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

Date: February 21, 2006	By: /s/ James Bickel James Bickel, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of S3 Investment Company, Inc.;

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

Date: February 21, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-Q/A for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ James Bickel James Bickel Chief Executive Officer February 21, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 21, 2006