Form 10-Q
period 2006-03-31
S3 INVESTMENT COMPANY, INC.
filed 2006-05-22
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 1,684,312,432 shares of its common stock, $0.001 par value per share and 12,000,000 shares of its Series B Preferred Stock, $0.001 par value per share, outstanding as of May 10, 2006.  Series B Preferred Stock is convertible to common stock on a one for one share basis.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

S3 Investment Company, Inc.
Balance Sheet

ASSETS
	March 31,	June 30,
	2006 (unaudited)	2005 (audited)
Current Assets
Cash	$2,160	$48,495
Prepaid expense	-	-
Total Current Assets	2,160	48,495
Property - Office Equipment net of depreciation	1,220	1,455
Investments
Equity Investments	161,613	161,613
Loans to Portfolio Companies	963,276	708,940
Total Investments	1,124,888	870,553
Total Assets	$1,128,268	$920,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$34,113	$26,666
Accrued Expenses	44,253	30,253
Accrued Liabilities (note 4)	390,883	393,383
Convertible Debentures	30,700	34,700
Total Current Liabilities	499,949	485,002
Total Liabilities	499,949	485,002
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 12,000,000 and 12,000,000 Shares Issued and Outstanding, Respectively	12,000	12,000
Common Stock, Authorized 2,000,000,000 Shares, $0.001 Par Value, 1,684,312,432 and 1,604,312,432 Shares Issued and Outstanding respectively	1,684,313	1,604,313
Additional Paid in Capital	2,048,351	2,048,351
Subscription Receivable	-	(339,399)
Retained Deficit	(3,116,345)	(2,889,764)
Total Stockholders' Equity	628,319	435,501
Total Liabilities and Stockholders' Equity	$1,128,268	$920,503
Net Asset Value per share	$0.0004	$0.0003
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Schedule of Investments
March 31, 2006 (unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value	Affiliation

Redwood Capital, Inc	Investment Banking	100%	120,000	120,000	Yes
Sino UJE, LTD	OEM Distributor	51%	41,613	41,613	Yes
Total Investment			$161,613	$161,613

COMMERCIAL LOANS:
	Description	Percent	Type of
Company	of Business	Ownership	Credit

Redwood Capital, Inc.	Investment Banking	100%	Loan	460,823	Yes
Sino UJE, LTD	OEM Distributor	51%	Loan	502,453	Yes
Total Loans				$963,276
Total Investment and Loans				$1,124,889

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Operations (unaudited)

	For the Nine Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005
Investment Revenue	$-	$-	$-	$-
Interest Revenue	55,585	-	19,344	-
Total Revenues	55,585	-	19,344	-
Operating Expenses
Administrative Fees	92,564	69,281	31,500	34,281
Consulting	8,000	16,000	8,000	-
Depreciation expense	36	26	77	26
Financing cost	-	1,644,833	-	-
Interest Expense	50	4,436	31	460
Investor Relations	33,190	27,379	10,115	15,022
Legal and Professional Fees	96,471	46,469	53,459	20,559
General & Administrative	36,946	95,859	6,931	25,905
Total Operating Expenses	267,456	1,904,283	110,113	96,253
Net Operating Loss	(211,871)	(1,904,283)	(90,769)	(96,253)
Other Income (Expense)
Contingent legal expense	-	(670,383)	-	-
Unrealized gain on investments	-	300,207	-	(995,871)
Realized loss - investments	(14,710)	-	-	-
Total Other Expense	(14,710)	(370,176)	-	(995,871)
Loss Before Income Taxes	(226,581)	(2,274,459)	(90,769)	(1,092,124)
Income Tax Expense	-	-	-	-
Net Loss	$(226,581)	$(2,274,459)	$(90,769)	$(1,092,124)
Net Loss Per Share	$(0.0001)	$(0.008)	$(0.00005)	$(0.002)
Weighted Average Shares Outstanding	1,684,312,432	288,069,311	1,684,312,432	559,920,988
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Changes in Net Assets (unaudited)
	For the Three Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(211,871)	$(1,904,283)
Income from discontinued operations
Net realized and unrealized gain (loss) on investment transactions	(14,710)	300,207
Contingent legal expense		(670,383)
Net decrease in net assets resulting from operations	(226,581)	(2,274,459)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	419,399	2,406,448

NET INCREASE (DECREASE) IN ASSET VALUE	192,818	131,989

NET ASSETS:
Beginning of Period	435,501	303,512

End of Period	$628,319	$435,501

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)
January 2004 - stock issued for services	-	-	300,000	300	74,700	-	-
January 2004 - stock issued for satisfaction of debt	-	-	820,000	820	128,780	-	-
March 2004 - stock issued for conversion of debentures including finance charge	-	-	13,910,490	13,911	715,089	-	-
April 2004 - stock issued for cash	-	-	300,000	300	2,700	-	-
April 2004 - Change in accounting procedure adj: reporting as a Business Development Company	-	-	-	-	(3,032,512)	-	3,269,195
Net (loss) for the year ended June 30, 2004	-	-	-	-	-	-	(609,924)
Balance, June 30, 2004	-	-	38,039,687	38,040	875,396	-	(609,924)
July, through Dec 04 - stock issued for conversion of debentures	-	-	189,200,000	189,200	542,699	-	-
Beneficial Conversion expense related to convertible debentures	-	-	-	-	277,482	-	-
October 2004 - acquisition of Redwood Capital	12,000,000	12,000	-	-	108,000	-	-
October 2004- restricted stock issued for retirement of debt			4,730,000	4,730	(4,730)	-	-
December 2004- acquisition of Sino	-	-	18,092,745	18,093	23,520	-	-
Oct, 04 through June 05 - stock issued for cash	-	-	1,354,250,000	1,354,250	225,984	339,399	-
Net Income for the year ended June 30, 2005	-	-	-	-	-	-	(2,279,840)
Balance June 30, 2005	12,000,000	12,000	1,604,312,432	1,604,313	2,048,351	339,399	(2,889,764)
August, 2005 stock issued for cash			80,000,000	80,000		(339,399)
Net Income for the quarter ended March 31, 2006 (unaudited)							(226,581)
Balance March 31, 2006 (unaudited)	12,000,000	$ 12,000	1,684,312,432	$ 1,684,313	$ 2,048,351	$ -	$ (3,116,345)
The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Cash Flows
(unaudited)
	For the Nine Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(226,582)	$(2,274,459)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and Amortization	235	26
Stock issued for Debt Financing Cost	-	1,644,833
Unrealized gains	-	(300,207)
Stock issued for interest on debt financing cost	-	9,117
Changes in Operating Assets and Liabilities:
Increase in Other Receivables		(78,000)
Increase in Accounts Payable	1,038	2,482
Increase in Accrued Expenses	17,910	665,242
Net Cash Provided (Used) by Operating Activities	(207,399)	(330,966)
Cash Flows from Investing Activities:
Purchase of Office Equipment		(1,560)
Investments in other Companies	(254,335)	(878,908)
Net Cash Used by Investing Activities	(254,335)	(880,468)
Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	419,399	934,755
Payment on convertible debenture	(4,000)	277,482
Principal Payments for Notes Payable	-	-
Net Cash Provided by Financing Activities	415,399	1,212,237
Decrease in Cash	(46,335)	803
Cash and Cash Equivalents at Beginning of Period	48,495	121,391
Cash and Cash Equivalents at End of Period	$2,160	$122,194
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$-	$-
Stock Issued for Convertible Debentures	$-	$530,300

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Financial Highlights (unaudited)

Per Unit Operating Performance:
	For the Three Months Ended
	March 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000259	$0.000189
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000126)	(0.001187)
Net realized and unrealized gain (loss) on investment transactions	(0.000009)	0.000187
Income from discontinued operations	-
Contingent legal expense		(0.000418)
Total from investment operations	0.00012	(0.001229)

Net increase in net assets resulting from stock sales	0.00025	0.001500

NET ASSET VALUE, END OF PERIOD	$0.000373	$0.000271

TOTAL NET ASSET VALUE RETURN	44.27%	43.49%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$628,319	$435,501
Ratios to average net assets:
Net expenses	42.57%	0.12%
Net investment loss	(33.72)%	(0.12)%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Financial Statements

March 31, 2006 and 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its June 30, 2005 Annual Report on Form 10-K. Operating results for the nine months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 – NATURE OF ORGANIZATION

During the nine month period ended March 31, 2006, S3 Investment Company, Inc. (the "Company" or "SEIH”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”  S3 Investment Company, Inc. was incorporated under the laws of the State of California. It was originally incorporated with the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California. On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc. Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and acquired 100% of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company.

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

On April 5, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This means that the Company will no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On April 6, 2006, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

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

As of March 31, 2006 the Company had two portfolio Investments: Sino UJE, Ltd and Redwood Capital, Inc.  Securesoft Systems, Inc., which was the first portfolio company has ceased all operations.  The balance of the Company’s investment in Securesoft was written off in the quarter ended June 30, 2005.

The Company has a management agreement with Javelin Advisory Group, Inc. to provide all of its administrative support. See “Management Agreement” in Note 6.

NOTE 3 – VALUATION OF PORTFOLIO INVESTMENTS

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale.  Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of March 31, 2006, the fair value of Redwood Capital, Inc. has been determined to be $580,823 and the fair value of Sino UJE, LTD has been determined to be $544,076.

NOTE 4 – MATERIAL EVENTS

On February 22, 2006, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission requesting shareholder approval on a proposal that would authorize the Board of Directors to withdraw the Company’s election to be treated as a business development company.

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

Subsequent to the quarter ended March 31, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This means that the Company will no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On April 6, 2006, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

NOTE 5 – COMMON STOCK

The Company did not issued any shares of common stock during the three months ending March 31, 2006. During the nine months ended March 31, 2006, the Company issued 80,000,000 shares of common stock for cash of $80,000.  This stock was sold above net asset value of $.0003.  The authorized common stock of the Company consists of 2,000,000,000 shares of common stock, par value $0.001 of which 1,684,312,432 shares were issued and outstanding on March 31, 2005 with 315,687,568 shares authorized but unissued.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

During the nine months ended March 31, 2006, SecureSoft Systems, Inc elected to file for protection under Chapter 7 of the U. S. Bankruptcy law.  Based on a favorable ruling from the bankruptcy court, the accrued liability expense may be reduced.

Management Agreement

On October 1, 2004, the Company entered into a twelve-month management agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. performs, or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.  The Company is currently on a month to month agreement with Javelin Advisory Group, Inc. and has not renewed the contract that expired October 2005.  The Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, is a full-time employee of Javelin and receives no specific compensation from S3 Investment Company for services performed.

NOTE 7 – GOING CONCERN

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

NOTE  8 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a

BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This means that the Company will no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On April 6, 2006, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

Subsequent to the quarter ended March 31, 2006, the Company adopted the Compensation Plan for Employees, Officers, Directors and Consultants. The maximum number of shares which may be issued pursuant to the Compensation Plan for Employees, Officers, Directors and Consultants are 100,000000 shares.

Subsequent to the quarter ended March 31, 2006, the Company filed a Definitive Proxy Statement with the Securities and Exchange Commission requesting shareholder approval for proposals that would to approve a proposal to amend the Company’s articles of incorporation to increase the number of shares of common stock and preferred stock authorized, elect the Board of Directors, ratify the appointment of the Company’s independent public accountants and ratify the appointment of Parson Law Firm as the Company’s general counsel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding S3 Investment Company and its Operations

During the nine month period ended March 31, 2006, S3 Investment Company, Inc. (“the Company” or “SEIH”) a California Corporation, was a business development company reporting under the Investment Company Act of 1940. S3 Investment Company, Inc. was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California.  On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc.  Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft’s capital stock for shares of Company’s authorized but un-issued shares of common stock as provided in Agreement.

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

On April 12, 2004 the Company’s Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”, which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  As of  March 31, 2006, the Company’s has two portfolio investment which are Redwood Capital, Inc. and Sino UJE, LTD.

On April 5, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This means that the Company will no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On April 6, 2006, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

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

Portfolio Investments

The Company presently has two portfolio investments: Redwood Capital, Inc. and Sino UJE, LTD.

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

Plan of Operation

On April 12, 2004, the Company’s Board of Directors elected to have the Company regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.   On April 5, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This means that the Company will no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On April 6, 2006, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

During the quarter ended March 31, 2006, Redwood Capital was in the process of closing one large reverse merger transaction.  Redwood Capital will receive fees and stock for the services that it has performed in arranging these transactions.  Part of these fees will come in the third and forth quarter of this fiscal year.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay all the money advanced to it this fiscal year as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates in the coming quarter commencing the repayment of the credit line of $502,453 that has been advanced to them by the Company.

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale.  Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Estimate of likely sale price of investment

vi.

Bona fide purchase offers from third parties

vii.

Net assets of investment

viii.

Likelihood of investment generating positive returns (going concern)

ix.

Financial projections for coming 24 months

x.

Independent appraisal reports

xi.

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

As of March 31, 2006, the fair value of Redwood Capital, Inc. has been determined to be $580,823 and the fair value of Sino UJE, LTD has been determined to be $544,076.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

During the three months ended March 31, 2006, the Company experienced a net loss of $90,769 or approximately ($0.00005) per share compared to a net loss of $1,092,124 or approximately ($0.002) per share for the same period last year. The Company generated $19,344 of revenue in the three month period ended March 31, 2006 compared to no revenue for the same periods ended March 31, 2005.

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

During the nine months ended March 31, 2006, the Company experienced a net loss of $226,581 or approximately ($0.0001) per share compared to a net loss of $2,274,459 or approximately ($0.008) per share for the same period last year. The change in net loss is due to a decrease in finance cost.  The Company generated $55,585 of revenue in the nine month period ended March 31, 2006 compared to no revenue for the same periods ended March 31, 2005.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of March 31, 2006 the Company had a deficit in working capital of $497,789.  The Company has accumulated $3,116,345 of net operating losses through March 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the 2005 fiscal year was $2,279,840 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering there has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders' ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Prices Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

  the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

  the brokerage firm's compensation for the trade, and

  the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

  a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of James Bickel, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Bickel

California Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of California law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Expenses exceed investment income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern.  To maintain operations we will need to borrow money or raise additional capital to fund our ongoing operating expenses. We cannot be assured that that financing whether from external sources or related parties will be available, or if available, on favorable terms.  Also the sale of our common stock to raise capital may cause dilution to our existing shareholders.    It may also cause our stock price to decline or, if we are not successful in raising additional capital, we would need to curtail business operations, or cease to continue as a going concern.

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

During the nine months ended March 31, 2006, SecureSoft, Systems, Inc. elected to file for protection under Chapter 7 of the U. S. Bankruptcy law on October 14, 2005.  A number of the above listed claims would fall under this protection and as a result may reduce the amount of the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

Dated: May 22, 2006

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

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 22, 2006	By: /s/ James Bickel James Bickel, Chief Executive Officer

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

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 22, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ James Bickel James Bickel Chief Executive Officer May 22, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer May 22, 2006