Form 10KSB
period 2006-06-30
S3 INVESTMENT COMPANY, INC.
filed 2006-11-15
CIK 1161647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended June 30, 2006

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

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as November 8, 2006 was $2,066,565, based on the last sale price of $0.0009 as reported on the bulletin board.

The Registrant had 2,300,000,000 shares of common stock, $0.001 par value, outstanding as of November 8, 2006.

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

General

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

Securesoft Systems, Inc.’s operations were discontinued during the fiscal year ended June 30, 2005.

The Company presently has two subsidiaries: Redwood Capital, Inc. and Sino UJE, LTD.

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

Plan of Operation

On April 12, 2004 the Company’s filed an election with the U.S. Securities Exchange Commission to become a business development company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940.  On August 26, 2005, the Board of Directors unanimously approved a proposal to withdraw the Company’s election to be treated as a business development company as soon as practicable so that the Company could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On April 5, 2006, a Special Meeting of the S3 Investment Company shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC and the proposal was approved.  On April 6, 2006 a Notification of Withdrawal was filed with the Securities Exchange Commission so that the Company could begin conducting business as an operating company rather than a BDC subject to the Investment Company Act.

During the fiscal year ended June 30, 2006, Redwood Capital completed a reverse merger transaction with Dalian Fushi Enterprise Group, Co., Ltd.  Redwood Capital has received fees and stock for the services that were performed in arranging this transaction.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay the $523,206 that has been advanced to them by the Company as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates in the coming fiscal year commencing the repayment of the credit line of $436,080 that has been advanced to them by the Company.

Employees

During the fiscal year ended June 30, 2006 the Company had one employee.  Through its subsidiaries, the Company had 5 full time employees who serve in administrative positions and 15 full time employees serving in sales and staff positions.  Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter.

The Code of Ethics applies to our directors, principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

The Board of Directors monitors the actions of the Company’s officers and directors to ensure compliance with the Code of Ethics.  Violations are brought to the attention of the Chairman and or appropriate government agencies, as necessary and appropriate.

S3 Investment Company’s code of ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. S3 Investment Company’s audit committee charter was incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2006 filed on October 14, 2005.

ITEM 2.

DESCRIPTION OF PROPERTY

S3 Investments, Inc. subleases approximately 2,337 square feet in Temecula, CA which serves as the corporate headquarters. The Company uses this space on a month-to-month basis as part of its management contract with Javelin Advisory Group.

Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

There are a number of cases pending involving S3 Investment Company, Inc. and or Securesoft Systems, inc.   The following is a complete list:

Securesoft was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. Judgment was awarded to the plaintiff in the amount of $77,000.00.  Securesoft is seeking relief under bankruptcy protection, and does not anticipate incurring any additional liability on this matter.

 S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella filed the complaint on April 13, 2005.  Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company agreed to a settlement in the amount of $183,000, which is being paid over 24 months.

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Apeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.  On June 15, 2006, the Company agreed to settle the suit for $42,000, which is being paid over 24 months.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled in May 2005 and subsequently paid $146,000 as payment in full on the judgment.

Securesoft was named a defendant in a case entitled Bortorn Petrini & Copely, LLP V. Sercuresoft Systems, Inc.  Borton filed the complaint on August 1, 2005 in order to collect legal fees that they claim were generated in defending Securesoft in the arbitration matter known as I-Sol V. Securesoft Systems, Inc. Securesoft is seeking relief under bankruptcy protection, and does not anticipate incurring any additional liability on this matter.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 13, 2006, a Special Meeting of the S3 Investment Company shareholders was held where the following action was taken by a majority vote of shareholders:

The Board to withdraw the Company's election to be treated as a business development company ("BDC") pursuant to Section 54(c) under the Investment Company Act of 1940.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “SEIH”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since April 2004 through June 30, 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
6/30/2004	0.19	0.015	0.015
9/30/2004	0.014	0.009	0.011
12/31/2004	0.006	0.005	0.005
3/31/2005	0.003	0.002	0.002
6/30/2005	0.002	0.001	0.001
9/30/2005	0.001	0.001	0.001
12/31/2005	0.001	0.001	0.001
3/31/2006	0.001	0.001	0.001
6/30/2006	0.002	0.001	0.002

Holders of record

As of June 30, 2006 there were approximately 160 holders of record of the Company’s common stock.

Dividends

The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors.  The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ending June 30, 2006, the Company had the following sales of unregistered securities:

▪

100,000,000 shares of restricted common stock were issued as collateral on an advance from a third party financing source against warrants to purchase 4 billion shares of the Company’s common stock.  The shares were issued exempt from registration pursuant to Rule 144.

▪

100,000,000 shares of common stock were issued for $130,000 in services under an S-8 registration.

▪

80,000,000 shares of common stock were issued for $80,000.  These shares were issued exempt from registration pursuant to Regulation E of the Securities Act of 1933 at a time when the Company was permitted to issue stock under Reg. E as a Business Development Company.

▪

115,687,568 shares were issued into escrow pending the receipt of $40,491 payment, which was recorded as a stock receivable as of June 30, 2006.

▪

The Company received $339,399 for shares of common stock that were issued in the previous year.

As of June 30, 2006, S3 Investment Company, Inc had 2,000,000,000 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

On April 28, 2006, the Company adopted a compensation plan for employees, officers, directors and consultants for issuance of common stock to consultants of the company, and registered 100,000,000 shares underlying the Stock Plan on S-8 Registration Statement. All 100,000,000 shares have been issued out of this plan.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

On April 12, 2004 the Company’s filed an election with the U.S. Securities Exchange Commission to become a business development company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940.  On August 26, 2005, the Board of Directors unanimously approved a proposal to withdraw the Company’s election to be treated as a business development company as soon as practicable so that the Company could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On April 5, 2006, a Special Meeting of the S3 Investment Company shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC and the proposal was approved.  On April 6, 2006 a Notification of Withdrawal was filed with the Securities Exchange Commission so that the Company could begin conducting business as an operating company rather than a BDC subject to the Investment Company Act.

During the fiscal year ended June 30, 2006, Redwood Capital arranged a reverse merger transaction for Dalian Fushi Enterprise Group, Co., Ltd.  Redwood Capital has received fees and stock for the services that were performed in arranging this transaction.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay the $523,206 that has been advanced to them by the Company as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates in the coming fiscal year commencing the repayment of the credit line of $436,080 that has been advanced to them by the Company.

On June 1, 2006, The Company entered into a management agreement with Javelin Advisory Group to provide administrative services.  Javelin Advisory Group will provide services such as accounting, public relations, and various other administrative functions as well as office rent.  This service will eliminate virtually all overhead costs plus it will free up present staff to concentrate on revenue generating activities.

Liquidity and Capital Resources

As of June 30, 2006 the Company had $1,466,505 in current assets which exceeded current liabilities by approximately $419,858.  The Company has accumulated $6,016,780 of net operating losses through June 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

The Company reported revenues of $3,779,563 for the fiscal year ended June 30, 2006. The revenues earned in the fiscal year ended June 30, 2006 were generated from sales and services.

For the year ended June 30, 2006 the Company had a net gain of $421,868, or approximately $0.00024 per share compared to a net loss of $1,806,568, or approximately ($0.0014) for the fiscal year ended June 30, 2005.  Cost of material increased $1,350,725 to $1,364,555 for the fiscal year ended June 30, 2006 from $13,830 for the year ended June 30, 2005.  General and administrative expense decreased $297,589 to $404,955 for the year ended June 30, 2006 from $702,544 for the year ended June 30, 2005 due to decrease in secure soft operations.

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

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing to fund our operations.  However, we anticipate that we will generate profits in the coming year so that we will not need to rely entirely on external financing to raise additional capital to fund our anticipated operating expenses and future expansion.  External financing will be required for future expansion, however.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our June 30, 2006 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not likely to succeed unless we can overcome the many obstacles we face.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of James Bickel our Chief Executive Officer.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Bickel.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During our two most recent fiscal years ended June 30, 2006, or any later interim period, the Company has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 8B.

 OTHER INFORMATION

None.

PART III.

ITEM 9.

DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of June 30, 2006 are as follows:

Name	Age	Position
James Bickel	69	Chief Executive Officer and President
Kenneth C. Wiedrich	60	Chief Financial Officer and Secretary
Chris L. Bickel	43	Chairman of the Board
Gary Nerison	68	Independent Director
Douglas Perkins	51	Independent Director

The business experience of each of the persons listed above is as follows:

James Bickel, Chief Executive Officer and President - Mr. Bickel has over 40 years experience in sales and senior management positions with manufacturing based companies, serving as the president of Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high tech metal parts and assemblies. From 1986 through 2002, Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific, assisting in building a national travel franchise system with over 900 locations and later built golf retail franchise system. Since 2002, Mr. Bickel has acted as vice president and secretary of World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.  Mr. Bickel is currently the Chief Operating Officer and Director of GTREX Capital, Inc., a publicly-traded holding company with businesses in China, a position held since 2005.  He also serves on the Board of Directors of CLX Investment Company, Inc.  Mr. Bickel served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005.

Chris Bickel, Chairman of Board - Mr. Bickel has over 20 years in International Operations and Sales and Marketing management positions with both public and private companies, with significant experience in the production and distribution of a wide range of products, markets and technology in most of the industrial and commercial markets around the world. While working at FTSE-listed and NASDAQ-listed companies, Mr. Bickel held a wide range of positions in sales, marketing and operations management. During his tenure as Director of Sales and Marketing for a semiconductor detector manufacturing company, the customer base was converted from Research and Development institutions to an Original Equipment Manufacturer (OEM) clientele that included GE, Toshiba, Philips, Hitachi, and Siemens.  While President of a privately-held Japanese company, Mr. Bickel set up direct offices and employees in the USA and Europe while managing the regulatory approvals process and set up distribution throughout the world and managed dozens of pre-approval clinical trials and clinical tests in hospitals in the USA, Europe and Asia. Mr. Bickel is currently President of SINO UJE Ltd. a non-stocking distributor that sells and services western designed and manufactured high-tech products to markets in China and COO of Nicholas Investment Company, a subsidiary of YaSheng Group, a diversified agricultural and industrial conglomerate.

Ken Wiedrich, CFO and Secretary – Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with governmental cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. (1990-2003), he was responsible for the day–to-day administrative functions of the company as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through private placement and long-term financing for Ri-Tech.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc., where he now serves as President.  Mr. Wiedrich is also currently the Chief Financial Officer and Secretary of CLX Investment Company, Inc., and the Chief Financial Officer and Secretary of GTREX Capital, Inc.

Gary Nerison, Independent Director – Mr. Nerison is an experienced entrepreneur in commercial real estate and loan brokerage companies. With his rich business commercial real estate background, over the last 36 years, Mr. Nerison has initiated and led to growth several commercial real estate and loan brokerage companies. In 1998, he founded a loan brokerage firm placing venture loans for new business, which he still currently manages.  Since 2002, he has been the Co-founder and President of World Health and Education Foundation, a charitable organization.  Mr. Nerison attended Augustana College in Sioux Falls, South Dakota with Major in Economics.  Mr. Nerison also serves on the Board of Directors of GTREX Capital, Inc.

Douglas Perkins, Independent Director - Mr. Perkins is an experienced manager and entrepreneur, with a strong background in franchise licensing. Mr. Perkins is currently the Franchise Licensing Director for Fantastic Sams Northern California Region, with total responsibility for franchise sales in the 21 Central Western Coastal Counties of California, a position held since 2004. Mr. Perkins is also Co-Founder of a start-up company, Strokes Golf International, from 2000-2004 he was involved with franchise law, regulations, sales, marketing and business development. From 1991-2000 he was Director of Franchise Licensing for Uniglobe Travel, an international company with 1,300 locations and $1 billion in sales. During his tenure, Mr. Perkins also oversaw the operations and administrative departments, which dealt with travel agencies as large as $25,000,000 in annual travel sales. Mr. Perkins has an extensive background in the travel business and understands the operations and distribution system. In 1999 he was promoted to National Director Franchise Sales for Uniglobe Travel (USA) LLC, with 900+ travel agency locations. That same year, Mr. Perkins was presented The Lifetime Achievement Award, an honor no other person has received for franchise sales in Uniglobe Travel since its inception in 1980. Mr. Perkins also serves on the Board of Directors of GTREX Capital, Inc.

Meetings

During the year ended June 30, 2006 the Board of Directors met on 7 occasions.  Each incumbent Director attended at least 70% of the total number of meetings of the Board of Directors.

Compensation Of Directors

Our independent directors are compensated $1,000 each per month and the chairman of the board is compensated $2,000 per month for services provided as Directors  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, S3 Investment Company believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended June 30, 2006, except for the following:

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended June 30, 2006, June 30, 2005 and June 30, 2004 paid to Wayne Yamamoto, James Bickel, Chris Bickel and Brad Smith.  Effective September 11, 2005, Wayne Yamamoto voluntarily resigned as chief executive officer and Chris Bickel was appointed chief executive officer.  Effective January 26, 2006, Chris Bickel voluntarily resigned as chief executive officer and James Bickel was appointed chief executive officer and president.  No other executive officers received compensation exceeding $100,000 during the year ended June 30, 2006.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Wayne Yamamoto	2003	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer	2004	$69,000	$-0-	$-0-	--	--	--
	2005	$18,000	$-0-	$-0-	--	--	--
	2006	$135,000	$-0-	$-0-	--	--	--

Chris Bickel	2005	$135,000	$-0-	$-0-	--	--	--
Chief Executive Officer	2006	$15,000	$-0-	$-0-	--	--	--

James Bickel Chief Executive Officer and President	2006	$54,000	$-0-	$-0-	--	--	--

Brad Smith Executive Vice President	2005	$40,000	$-0-	$-0-	--	--	--

Employment Agreements

The Company does not currently have any employment agreements in place.  It does have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $15,000.00 per month.  It also has a contract with Gemini for $2,500 per month to provide all public relations services.  These services will provide all administrative functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of June 30, 2006 with respect to each person known by S3 Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class
James Bickel (2) CEO and President	-0- 6,655,000 1,000,000	Common Series B Preferred (3) Series C Preferred (4)	* 55% 100%
Kenneth Wiedrich CFO and Secretary	-0- -0-	Common Series B Preferred	* *
Chris Bickel (2) Chairman	3,817,000 2,000,000	Common Series B Preferred	* 17%

Gary Nerison Director	-0- -0-	Common Series B Preferred	* *
Douglas Perkins Director	-0- -0-	Common Series B Preferred	* *
All directors and executive officers (5 persons)	3,817,000 8,655,000 1,000,000	Common Series B Preferred Series C Preferred	* 72% 100%
*Denotes less than 1%

1)

Unless noted otherwise, the address for all persons listed is c/o the Company at 43180 Business Park Drive, Suite 202, Temecula, CA 92590.

2)

James Bickel is the father of Chris Bickel.  There are no other family relationships between any directors or executive officers of the Company.

3)

The Company has fifteen million (15,000,000) shares of Series B Preferred Stock designated.  The voting rights of the Series B Preferred Stock are limited in that the Series B Preferred Stock is not entitled to vote on matters presented to the common stock shareholders for approval.  In lieu of voting rights, the Holders of the Series B Preferred Stock are entitled to elect two (2) persons to the Company’s Board of Directors. As of the Record Date, there were 12,000,000 shares of Series B outstanding.

4)

The Company has one million (1,000,000) shares of Series C Preferred Stock designated, with each share of Series C being entitled to the voting equivalent of 1,000 shares of common stock. As of the Record Date, there were 1,000,000 shares of Series C outstanding.

ITEM 12.

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

EXHIBITS

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics adopted April 30, 2006	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
21	Subsidiaries	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2006 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2005 were approximately $15,000 and  $12,200, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

S3 INVESTMENT COMPANY, INC.

By:/s/ James Bickel James Bickel Chief Executive Officer

Dated: November 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris Bickel
Chris Bickel	Director	November 15, 2006

/s/ Gary Nerison
Gary Nerison	Director	November 15, 2006

/s/ Douglas Perkins
Douglas Perkins	Director	November 15, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James Bickel, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of S3 Investments, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 15, 2006	By: /s/ James Bickel
James Bickel, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of S3 Investments, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      (c)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 15, 2006	By: /s/ Kenneth Wiedrich
Kenneth Wiedrich, Chief Financial Officer

 EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-KSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich

Kenneth Wiedrich

Chief Financial Officer

S3 INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2006 and 2005

S3 Investment Company, Inc.
Balance Sheet

ASSETS
June 30,
2006
Current Assets
Cash	$191,419
Prepaid expense	41,294
Accounts receivable, net of allowance of 0	538,194
Advances	11,598
Marketable securities (Note 3)	684,000
Contracts receivable – net of allowance (Note 4)	-
Total Current Assets	1,466,505
Property - office equipment net of depreciation	15,707
Other Assets
Goodwill (Note 5)	1,167,432
Total Other Assets	1,167,432
Total Assets	$2,649,644
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$379,092
Accrued expenses	34,472
Accrued interest	2,500
Contingent liabilities (Note 6)	390,883
Stock payable (Note 7)	110,000
Notes payable (Note 8)	129,700
Total Current Liabilities	1,046,647
Total Liabilities	1,046,647

Minority Interest (Note 9)	585,849

Stockholders' Equity
Preferred Stock, authorized 100,000,000 shares, $0.001 par value, 13,000,000	13,000
Common Stock, authorized 9,900,000,000 shares, $0.001 par value, 2,000,000,000 shares issued and outstanding	2,000,000
Additional Paid in Capital	5,061,419
Subscription receivable	(40,491)
Retained deficit	(6,016,780)
Total Stockholders' Equity	1,017,148
Total Liabilities and Stockholders' Equity	$2,649,644
The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Operations
	For the Twelve Months Ended June 30,
	2006	2005
Revenues	$3,779,563	$71,139
Interest revenue	-	21,889
Total Revenues	3,779,563	93,028
Cost of Materials	1,364,555	13,830
Gross Profit	2,415,008	79,198

Operating Expenses
Administrative fees	128,564	100,017
Provision for doubtful accounts	145,000	-
Consulting	8,000	16,000
Depreciation expense	7,091	104
Financing cost	210,000	277,482
Interest expense	10,100	23,025
Investor relations	42,720	26,325
Payroll expenses	346,361	470,838
Professional fees	375,118	477,177
General & Administrative expense	404,955	702,544
Total Operating Expenses	1,677,909	2,093,512
Net Operating Gain (Loss)	737,099	(2,014,314)
Other Income (Expense)
Forgiveness of debt	645,777	-
Foreign Exchange loss	(57,229)	-
Unrealized loss on investment	(303,220)	-
Extraordinary loss	(14,710)	-
Total Other Expense	270,618	-
Loss Before Income Taxes	1,007,717	(2,014,314)
Less Minority Interest	(585,849)	207,746
Income Tax Expense	-	-
Net Gain (Loss)	$421,868	$(1,806,568)
Net loss per share	$0.00024	$(0.0014)
Weighted Average Shares Outstanding	1,792,174,562	1,296,979,849

The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings	Minority
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Interest
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)	$ -
January 2004 - stock issued for services	-	-	300,000	300	74,700	-	-	-
January 2004 - stock issued for satisfaction of debt	-	-	820,000	820	128,780	-	-	-
March 2004 - stock issued for conversion of debentures including finance charge	-	-	13,910,490	13,911	715,089	-	-	-
April 2004 - stock issued for cash	-	-	300,000	300	2,700	-	-	-
Net (loss) for the year ended June 30, 2004							(1,362,885)
Balance, June 30, 2004	-	-	38,039,687	38,040	3,907,908	-	(4,632,080)	-
July, through Dec 04 - stock issued for conversion of debentures	-	-	189,200,000	189,200	542,699	-	-	-
Beneficial Conversion expense related to convertible debentures	-	-	-	-	277,482	-	-	-
October 2004 - acquisition of Redwood Capital	12,000,000	12,000	-	-	108,000	-	-	-
October 2004- restricted stock issued for retirement of debt	-	-	4,730,000	4,730	(4,730)	-	-	-
December 2004- acquisition of Sino	-	-	18,092,745	18,093	23,520	-	-	-
Oct, 04 through June 05 - stock issued for cash	-	-	1,354,250,000	1,354,250	225,984	(339,399)	-	-
Net Income for the year ended June 30, 2005							(1,806,568)
Balance June 30, 2005	12,000,000	12,000	1,604,312,432	1,604,313	5,080,863	(339,399)	(6,438,648)	-
August, 2005 stock issued for cash	-	-	80,000,000	80,000	-	-	-	-
Cash received for stock subscription	-	-	-	-	-	339,399	-	-
S8 stock issued for services	-	-	100,000,000	100,000	25,000	-	-	-
Restricted stock issued for subscription receivable	-	-	115,687,568	115,687	(75,197)	(40,491)	-	-
Restricted stock issued for cash	-	-	100,000,000	100,000	-	-	-	-
Preferred Stock issued to officer	1,000,000	1,000	-	-	9,000	-	-	-
Contribution of accrued interest by shareholders	-	-	-	-	21,753	-	-	-
Net Income (Loss) for the year ended June 30, 2006	-	-	-	-	-	-	421,868	585,849
Balance June 30, 2006	13,000,000	$ 13,000	2,000,000,000	$ 2,000,000	$ 5,061,419	$ (40,491)	$ (6,016,780)	$ 585,849

The accompanying notes are an integral part of these financial statements.

S3 Investment Company, Inc.
Statements of Cash Flows

	For the Twelve Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Gain (Loss)	$421,869	$(1,806,568)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and amortization	12,358	105
Stock issued for services	125,000	-
Unrealized loss on investments	303,220	-
Financing costs	31,753	-
Debt forgiveness	(645,777)	97,525
Stock issued for interest on debt financing cost	-	9,117
Minority interest	585,849	(207,746)
Changes in Operating Assets and Liabilities:
Increase (decrease) in prepaid expenses	(96,363)	9,500
Increase (decrease) in receivables	(481,557)	5,017
Increase in accounts payable	269,738	282,574
Net Cash Provided (Used) by Operating Activities	526,090	(1,610,476)
Cash Flows from Investing Activities:
Purchase of office equipment	(11,724)	(4,205)
Investments in other companies	(928,364)	(58,856)
Net Cash Used by Investing Activities	(940,088)	(63,061)
Cash Flows from Financing Activities:
Issuance of common stock for cash	180,000	-
Proceeds from stock subscription receivable	339,399	1,240,835
Payment on convertible debenture	(5,000)	277,482
Net Cash Provided by Financing Activities	514,399	1,518,317
Increase in Cash	100,401	(155,220)
Cash and Cash Equivalents at Beginning of Period	91,018	246,238
Cash and Cash Equivalents at End of Period	$191,419	$91,018
Supplemental cash flow information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$125,000	$-
Stock Issued for Convertible Debentures	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Consolidated Financial Statements

June 30, 2006 and 2005

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

Securesoft Systems, Inc. a wholly-owned subsidiary, was incorporated in September 1999. Securesoft developed and marketed enterprise compliance and risk management software solutions, but discontinued operations in the last quarter of the fiscal year ended June 30, 2005.   It subsequently filed for bankruptcy protection under Chapter 7 of the Universal Commercial Code.

On April 12, 2004 the Company's Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company was required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.  Based on the BDC format, Securesoft became the first portfolio company.  The Company added two new portfolio Investments in November, 2004: Sino UJE, LTD., a Hong Kong company, and Redwood Capital, Inc., a privately held investment advisory group.  Chris Bickel, the Chairman of the Company’s Board of Directors, was the original founder though no longer owner of Sino and was therefore familiar with the opportunities that exist for Sino in the China market place.  Redwood Capital, Inc. was acquired because of its presence in China and its connections with the Chinese investment banking market.     On October 12, 2004 the Company changes it’s name to S3 Investment Company, Inc. to properly reflect the nature of its business.

In August 2005, the Board of Directors determined that the Company’s continued focus on operations outside the United States, and the limited nature of the Company’s portfolio, did not lend itself to the structure of a business development company nor require reporting under the Investment Company Act of 1940.  Further, the Company’s management had several discussions with the Securities and Exchange Commission during which the Commission expressed the opinion that the Company’s capital structure was in violation of certain provisions of the Investment Company Act of 1940; namely, that the Company’s preferred stock was issued in violation of Section 18 and convertible debentures were issued in violation of Section 61.  On August 26, 2005, the Board of Directions approved a motion to withdraw the Company’s election to be treated as Business Development Company under the 1940 Act and on April 5, 2006 the Company’s shareholders approved the withdrawal petition.  On April 6, 2006, the Company filed an N-54C, which formally withdrew the Company’s BDC election.

As a result of the Company’s BDC withdrawal, the Company now files consolidated financial statements that include each of its controlled subsidiaries (See Changes in Accounting Practices below).

b.  Revenue Recognition

Sino UJE, Ltd. currently generates revenue from the sale and fulfillment of orders for original equipment manufacturers (OEM).  Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured.

Redwood Capital, Inc. currently generates revenue from the sale of services, for introducing financing sources, and brokering reverse merger transactions.  Payments for such services are made in cash and stock.  Revenue from such fees are typically recognized when earned.

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

The Company also had $73,379 on deposit with a financial institution at June 30, 2006.  Such deposits were not insured beyond the federally insured limit of $100,000 per account.

d.

Fixed Assets

Provision for depreciation of property and equipment is computed on the straight-line method for financial reporting purposes.  Depreciation is based upon estimated useful lives as follows:

Fixed Asset Schedule
Fixed Assets:	2006	2005
Equipment	$ 28,065	$ 1,560
Less Depreciation	12,358	104

Net Equipment	$ 15,707	$ 1,456

Depreciation for the period ending June 30, 2006 and 2005 was $7,091 and $104, respectively.

Maintenance, repairs, and renewals which neither materially add to the value of the property and equipment nor appreciably prolong its life are charged to expense as incurred.

e.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from the estimates. The Company has estimated an amount of $390,883 for contingent liabilities that it may incur on behalf of claims and old liabilities of Securesoft creditors and claimants.  Securesoft is a wholly-owned subsidiary that has discontinued operations and filed for bankruptcy protection; however, certain of the outstanding claims may roll up to S3 Investment Company, Inc.

f.  Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.   Common stock equivalents consisting of preferred stock (13,000,000) has not been included in the calculation of loss per share for the 2005 year due to its anti-dilutive effect.

	Income (Loss) (numerator)	Shares (denominator)	Per Share Amount
For the year ended June 30, 2006 before extraordinary items	$436,579	1,792,174,562	$.0002

For the year ended June 30, 2006 extraordinary item	$(14,710)	1,792,174,562	$.0000
For the year ended June 30, 2006 Basic EPS Profit to common stockholders	$421,869	1,792,174,562	$.0002
For the year ended June 30, 2006 based on fully dilutive shares	$421,869	1,805,174,562	$.0002
For the year ended June 30, 2005 Basic EPS Loss to common stockholders	$(1,806,568)	560,163,508	$(0.0014)

g.  Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss carryforwards totaling approximately $6,500,000 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2006.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax asset and the valuation account is as follows at June 30, 2006 and 2005:

	June 30,
	2006	2005
Deferred tax assets:
NOL Carryover	$2,210,000	$2,011,000
Valuation allowance	(2,210,000)	(2,011,000)
Net deferred tax assets	$-	$-

h. Fair value of financial instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debt.  Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

i. Policy for accounts receivable and doubtful accounts

Accounts receivable are shown net of an allowance for doubtful accounts of $0 at December 31, 2005. An allowance is established whenever receivables are over 90 days old and the customer has not responded to efforts to reconcile differences. Such receivables are deemed to be uncollectible after 180 days.  There were no such receivables for the current year.

j. Functional Currency & Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  In accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period end and revenues and expenses are translated at average monthly exchange rates.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas, gains or losses relating from foreign currency transactions are included in the results of operations.

k.  Recent Accounting Pronouncements

During the year ended June 30, 2006, the Company adopted the following accounting pronouncements:

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS.  The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO. 123 (REVISED 2004).  This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.  This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.  The adoption of SFAS No. 123 (R) will have an immaterial impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not anticipate any material impact on its consolidated financial statements upon the adoption of this standard.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The Company does not expect that the adoption of SFAS No. 158 will have a material effect on the Company’s financial condition, results of operations, or cash flows.

EITF No. 03-13, Applying The Conditions In Paragraph 42 Of SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets, In Determining Whether To Report Discontinued Operations

In November 2004, the EITF reached a consensus on EITF No. 01-13, “Applying the Conditions In Paragraph 42 of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”  In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated form the ongoing operations of the entity.  The adoption of EITF 03-13 in 2004 did not have a material impact on the Company’s consolidated financial statements.

EITF No. 05-02, The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

In June 2005, the EITF reached a consensus on EITF No. 05-02, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock” that (1)the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained; (2) that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered “conventional” for purposes of applying issue 00-19; and (3) that convertible preferred stock with a mandatory redemption date may qualify for the exception included in paragraph 4 of Issue 00-19 if the economic characteristics indicate that the instrument is more akin to debt than equity.  We do not expect the adoption of EITF 05-02 to have a material impact on the Company’s consolidated financial statements.

l. Principles of Consolidation

The consolidated financial statements include the accounts of S3 Investment Company, Inc., Redwood Capital, Inc. and Sino UJE, Ltd.  All material intercompany accounts and transactions have been eliminated in the consolidation.

Withdrawal as a Business Development Company

On April 12, 2004, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On August 26, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On April 5, 2006, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on April 6, 2006, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminates the Company’s ability to utilize the “fair value” method of accounting for subsidiaries that is required of investment companies.

Significant change in method of accounting

The election to withdraw the Company’s election as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. Investment company financial statement presentation and accounting utilizes the “fair value method of accounting” for recording ownership in portfolio or subsidiary companies.  This treatment requires that BDCs value their investments at market value as opposed to historical cost.  With the Company’s withdrawal from the Investment Company Act, the required financial statement presentation and accounting for securities held will be either the equity method or consolidation of accounting depending on the classification of the investment and the Company’s ownership percentage.

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the fair value reporting required by BDC’s. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  The effect to the statement of operations for the prior period based on the consolidated comparison are as follows:

The statement of operations for the year ended June 30, 2005 has been adjusted to include the subsidiaries Sino UJE and Redwood Capital, which were included only as portfolio companies carried at their fair market value in the June 30, 2005 annual report previously filed.  As a result of consolidating these entities, operating expenses increased by $1,780,171, and the other expense decreased by $1,988,388.  Combined, these changes resulted in the net loss for the year ended June 30, 2005 decreasing from $2,279,840 to $1,806,568.

NOTE 2 –  GOING CONCERN

The accompanying consolidated financial statements have been prepare assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed current assets by approximately $276,000, and the Company has had recurring operating losses for the past several years resulting in an accumulated deficit of $6,016,780 at June 30, 2006.  The Company has discontinued the operations of one of its subsidiaries so as to eliminate continued losses from that source.  Generated revenues from sales and profits of its two other subsidiary companies will supplement and eventually replace money raised through financing.  These factors combined, raised substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – MARKETABLE SECURITIES

Pursuant to SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The classification of those securities and the related accounting policies are as follows:

Trading securities: Trading securities are held for resale in anticipation of short-term (generally 90 days or less) fluctuations in market prices. Trading securities, consisting primarily of actively traded equity securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

Available-for-sale-securities: Available-for-sale securities consist of marketable equity securities not classified as trading securities.  Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses are determined on the basis of the actual cost of the securities sold.

The Company’s wholly-owned subsidiary, Redwood Capital, provides investment banking services to Chinese companies seeking access to U.S. and foreign capital.  Redwood receives, as payment for services, both cash consideration and stock in the respective entity.  The stock received is carried as an investment and reflects the value of the stock on the date received.  Any impairment of value due to declining stock price is recorded as “unrealized loss.”  Realized gains or losses are recorded on disposition of the stock.  At June 30, 2006, the Company’s investment consisted of 90,722 shares of Fushi International, Inc. (OTC: FSIN), which was originally recorded at the issue price of $0.10 per share, or $907,220.  During the year ended June 30, 2006, the Company recorded an unrealized loss of $0.0246 per share, or $223,220, to reflect the closing bid price of Fushi International, Inc. stock on June 30, 2006.

NOTE 4 – CONTRACTS RECEIVABLE

The Company’s wholly-owned subsidiary, Redwood Capital, generated commission income of $145,000 for investment banking services.  As of June 30, 2006 the fee had not been collected.  As a result the Company has taken an allowance of $145,000 and is showing $0.00 as a net receivable.  The client has delayed the payment of the fee so Redwood Capital and a Chinese partner have taken them to court in China.  Redwood Capital expects the amount to be collected.

NOTE 5 – MAJOR CUSTOMERS/SUPPLIERS

The Company had two customers who, accounted for 10 percent, or more, of the Company’s total revenues during the years ending June 30, 2006, and June 30, 2005.  The percentages of total revenues for the years ended 2006 and 2005 are as follows:

	2006	2005
Supplier A	44%	-
Supplier B	42%	-

NOTE 6 – GOODWILL

Goodwill represents the excess of cost over fair value of net assets acquired through acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 issued in June 2001, goodwill recorded by the Company has not been amortized and will be evaluated on an annual basis, or sooner if deemed necessary, in connection with other long-lived assets, for potential impairment.

As previously discussed, during the fiscal year ending Jun 30, 2005, the Company acquired the business and all related assets of Sino UJE, Ltd. and Redwood Capital, Inc., unrelated companies.  The purchase price of $161,613 was satisfied by the Company issuing common and preferred stock.  The acquisition was an arm’s length transaction and has been accounted for using the purchase method.

The following table summarizes the estimated fair value of the assets acquired and equity assumed at the date of acquisition.  The purchase price allocation is based upon management’s best estimate of the relative fair values of the identifiable assets acquired and liabilities assumed.

Net assets acquired:
Goodwill	$1,167,432
Net assets acquired	1,167,432

Net liabilities assumed:
Common stock	$100,000
Retained loss	(3,061,586)
Paid in capital	1,955,766

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $390,883 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.  Securesoft has discontinued operations and filed for bankruptcy protection under Chapter 7 of the Universal Commercial Code, but there are pending liabilities that may be incurred.   This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

The pending liabilities and cases involving S3 Investment Company, Inc. and/or Securesoft Systems, Inc are listed below:

Securesoft was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. Judgment was awarded to the plaintiff in the amount of $77,000.00.  Securesoft is seeking relief under bankruptcy protection, and does not anticipate incurring any additional liability on this matter.

 S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella filed the complaint on April 13, 2005.  Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company agreed to a settlement in the amount of $183,000, which is being paid over 24 months.

S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford filed complaint on February 10, 2004 alleging nonpayment of back wages. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Apeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.  On June 15, 2006, the Company agreed to settle the suit for $42,000, which is being paid over 24 months.

S3I Holdings was named defendant in a case entitled Professional Traders Fund, LLC v. S3I Holdings, Inc, and Luke Zouvas. A judgment was rendered against S3I and Zouvas by the Supreme Court of the State of New York for the amount of $274,239.60. The Company settled in May 2005 and subsequently paid $146,000 as payment in full on the judgment.

Securesoft was named a defendant in a case entitled Bortorn Petrini & Copely, LLP V. Sercuresoft Systems, Inc.  Borton filed the complaint on August 1, 2005 in order to collect legal fees that they claim were generated in defending Securesoft in the arbitration matter known as I-Sol V. Securesoft Systems, Inc. Securesoft is seeking relief under bankruptcy protection, and does not anticipate incurring any additional liability on this matter.

Employment agreements

The Company does not currently have any employment agreements in place.  It does, however, have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for 12 months at $15,000 per month and includes most administrative services including bookkeeping, public relations, SEC compliance, and record maintenance.  It also has a contract for $2,500 with Gemini Communications to provide public relations services.  These services will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

NOTE 8 – STOCK PAYABLE

Subsequent to the year ended June 30, 2006, the Company issued 100,000,000 shares of restricted common stock as part of the consideration for the cancellation of 4,000,000,000 warrants.  The value of the shares issued at the time the agreement was written was $110,000 and this has been recorded as a stock payable as of June 30, 2006.

NOTE 9 – NOTES PAYABLE

The Company executed a note payable with a private third party for $95,000 during May 2000.  The note bears interest at 8% per year and matured May 2001.  The Company has made ongoing payments against the note and presently has a balance owed of $29,700, which is shown as a current liability in the accompanying financial statements.   Subsequent to the year ended June 30, 2006, the Company agreed to repay $100,000 as part of the consideration for the cancellation of 4,000,000,000 warrants.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  If any monthly payment is not paid within ten days of its due date, interest shall accrue on the balance due, from the date of the note, at the rate of 9% per annum.

NOTE 10 – MINORITY INTEREST

The Company previously acquired a 51% ownership interest in Sino UJE, a Hong Kong corporation with operations throughout China.  The accompanying consolidated financial statements have been prepared reflecting adjustments necessary to reflect the minority interest held by third parties.  As a result, $585,849 which is 49% of the profit of Sino UJE, LTD, has been deducted from the operating profit of Sino and has been recorded on the balance sheet as minority interest.

NOTE 11 – STOCK

Common Stock

The Company has 9,900,000,000 shares of common stock authorized, of which 2,000,000,000 shares were issued and outstanding as of June 30, 2006.  During the fiscal year ending June 30, 2006, the Company had the following common stock transactions:

▪

100,000,000 shares of restricted common stock were issued for cash.  The shares were issued exempt from registration pursuant to Rule 144.

▪

100,000,000 shares of common stock were issued for $125,000 in services under an S-8 registration.

▪

80,000,000 shares of common stock were issued for $80,000.  These shares were issued exempt from registration pursuant to Regulation E of the Securities Act of 1933 at a time when the Company was permitted to issue stock under Reg. E as a Business Development Company.

▪

115,687,568 shares were issued into escrow pending the receipt of $40,491 payment, which was recorded as a stock receivable as of June 30, 2006.

▪

The Company received $339,399 for shares of common stock that were issued in the previous year.

Warrants

On June 2, 2006, the Company issued warrants to purchase 4 billion shares of common stock at an exercise price of the greater of 80% of the five lowest trading days over the twenty days prior to exercise, or $0.0005.  The Company was required to register the shares underlying these warrants and received $100,000 from the warrant holder as a prepayment.  Subsequent to the quarter ended June 30, 2006, the Company, entered into an agreement with the holder of the warrants to cancel the warrant and guaranty. (See note 7 and 11)

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, of which 13,000,000 shares are outstanding in two different designated series.

Series B Preferred Stock, of which 15,000,000 shares are designated and 12,000,000 shares are outstanding, does not have voting rights and can be converted into shares of common stock on a 1:1 basis.  In lieu of voting rights, the Series B Preferred Stock is entitled to elect two directors at each shareholder meeting.

Series C Preferred Stock, of which 1,000,000 shares are designated and 1,000,000 shares are outstanding, was issued to James Bickel, Chief Executive Officer, in May 2006 as consideration for personally guaranteeing an advance on a warrant purchase agreement.  The Series C Preferred shares entitle the holder to 1,000 votes per share on all shareholder matters and expire once the personal guarantee is removed.

NOTE 12 – RELATED PARTY TRANSACTION

Management Agreement

On June 1, 2006, the Company entered into a twelve-month management agreement with Javelin Advisory Group, Inc., to furnish the Company with clerical and record keeping services.  Javelin Advisory Group, Inc. performs, or oversees the performance of, the Company’s required administrative services.  These services eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities. The Company is currently on a month to month agreement with Javelin Advisory Group and has not renewed the contract that expired in January 2006.  The Company’s Chief Financial Officer and Secretary, Kenneth Wiedrich, is a full-time employee of Javelin and receives no specific compensation from S3 Investment Company for services performed.  The Company shares its corporate headquarters with Javelin, which is included as part of the monthly fee.

Note 13 – SEGMENT AND RELATED INFORMATION

We operate several business segments with multiple products and services, and our consolidated subsidiaries are organized geographically into reporting segments operating in China with headquarters in the United States.

As of and for the fiscal year ended June 30, 2006:

	Revenue	Operating Profit/(Loss)	Depreciation & Amortization	Investment Losses in Associated Companies	Accounts Receivable	Goodwill	Net Property & Equipment	Total Assets	Net Assets
United States	$-0-	$(585,013)	$314	$-	$-	$1,167,432	$1,142	$1,199,547	$526,640
China	3,779,563	998,881	6,777	-	538,194	-	14,565	1,548,563	490,508
Total	$3,779,563	$421,868	$7,091	$-	$538,194	$1,167,432	$15,707	$2,649,644	$1,017,148

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2006, the Company agreed to the cancellation of 4,000,000,000 warrants that were issued on June 2, 2006.  As consideration to the holder of the warrants, the Company agreed to repay $100,000 to the warrant holder that had advanced to the Company under the warrant contract and issue 100,000,000 shares of restricted common stock.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  If any monthly payment is not paid within ten days of its due date, interest shall accrue on the balance due, from the date of the note, at the rate of 9% per annum.  In addition, the warrant holder will retain the 100,000,000 shares of common stock previously issued as collateral against the monies advanced.  As a result of this transaction the Company recorded $210,000 as a financing expense for the value of the shares issued and reclassified the $100,000 previously received as a promissory note payable.

EXHIBIT 21

SUBSIDIARIES

Redwood Capital, Inc.

Sino UJE, LTD