Form 10KSB/A
period 2006-06-30
S3 INVESTMENT COMPANY, INC.
filed 2006-11-17
CIK 1161647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Yes [X ]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [  ]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as November 8, 2006 was $2,066,565, based on the last sale price of $0.0009 as reported on the bulletin board.

The Registrant had 2,300,000,000 shares of common stock, $0.001 par value, outstanding as of November 8, 2006.

Explanatory Note: This amendment to the Company’s Form 10-KSB originally filed on November 15, 2006 for the year ended June 30, 2006 adds the report of independent registered public accounting firm. All other items remain unchanged from the original filing.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

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

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 13.

EXHIBITS

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A has been identified.

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

Dated: November 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Chris Bickel
Chris Bickel	Director	November 17, 2006

/s/ Gary Nerison
Gary Nerison	Director	November 17, 2006

/s/ Douglas Perkins
Douglas Perkins	Director	November 17, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James Bickel, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of S3 Investments, Inc.;

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

Date: November 17, 2006	By: /s/ James Bickel
James Bickel, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of S3 Investments, Inc.;

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

Date: November 17, 2006	By: /s/ Kenneth Wiedrich
Kenneth Wiedrich, Chief Financial Officer

 EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-KSB/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of S3 Investment Company, Inc. (the “Company”) on Form 10-KSB/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

S3 INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

S3 Investment Company, Inc. and Subsidiaries

Temecula, California

We have audited the accompanying consolidated balance sheet of S3 Investment Company, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over consolidated financial reporting.  Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over consolidated financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of S3 Investment Company, Inc. as of June 30, 2006, and the results of their operations and their cash flows for the years ended June 30, 2006 and 2005,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf & Nilson

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

October 12, 2006

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

	Income (Loss) (numerator)	Shares (denominator)	Per Share Amount
For the year ended June 30, 2006 before extraordinary items	$436,579	1,792,174,562	$.0002
For the year ended June 30, 2006 extraordinary items	$(14,710)	1,792,174,562	$.0000
For the year ended June 30, 2006 Basic EPS Profit to common stockholders	$421,869	1,792,174,562	$.0002
For the year ended June 30, 2006 based on fully dilutive shares	$421,869	1,805,174,562	$.0002
For the year ended June 30, 2005 Basic EPS Loss to common stockholders	$(1,806,568)	560,163,508	$(0.0014)

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

NOTE 5 – MAJOR CUSTOMERS/SUPPLIERS

The Company had two supplier who, accounted for 10 percent, or more, of the Company’s total revenues during the years ending June 30, 2006, and June 30, 2005.  The percentages of total revenues for the years ended 2006 and 2005 are as follows:

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