Form 10QSB
period 2006-09-30
S3 INVESTMENT COMPANY, INC.
filed 2006-11-20
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 2,300,000,000 shares of its common stock, $0.001 par value per share, 11,750,000 shares of its Series B Preferred Stock, $0.001 par value per share and 1,000,000 shares of its Series C Preferred Stock, $0.001 par value per share outstanding as of November 17, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

S3 Investment Company, Inc.
Balance Sheet
(unaudited)
ASSETS
September 30,
2006
Current Assets
Cash	$38,165
Prepaid expense	66,132
Accounts receivable	781,929
Advances	15,861
Investments (Note 3)	661,200
Contracts receivable, net of allowance (Note 4)	-
Total Current Assets	1,563,287
Property - office equipment net of depreciation	16,868
Other Assets
Goodwill (Note 5)	1,167,432
Total Other Assets	1,167,432
Total Assets	$2,747,587
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$616,531
Accrued interest	2,500
Line of credit	26,000
Contingent liabilities (Note 6)	360,383
Stock payable (Note 7)	110,000
Notes payable (Note 8)	143,450
Total Current Liabilities	1,258,864
Total Liabilities	1,258,864

Minority Interest (Note 9)	566,235

Stockholders' Equity
Preferred Stock, Authorized 100,000,000 Shares, $0.001 Par Value, 12,750,000	12,750
Common Stock, Authorized 9,900,000,000 Shares, $0.001 Par Value, 2,100,000,000 Shares Issued and Outstanding (Note 10)	2,100,000
Additional Paid in Capital	5,031,669
Subscription receivable	(15,491)
Retained deficit	(6,206,440)
Total Stockholders' Equity	922,488
Total Liabilities and Stockholders' Equity	$2,747,587

The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Operations
(unaudited)
	For the Three Months Ended September 30,
	2006	2005
Revenues	$744,924	$170,993
Total Revenues	744,924	170,993
Cost of Materials	619,152	100,532
Gross Profit	125,772	70,461

Operating Expenses
Administrative fees	45,000	30,000
Consulting	1,830	-
Depreciation expense	79	79
Interest expense	39	-
Investor relations	9,270	11,250
Payroll expenses	69,038	117,456
Professional fees	75,164	67,021
General & Administrative expense	111,826	87,485
Total Operating Expenses	312,246	313,291
Net Operating Gain (Loss)	(186,474)	(242,830)
Other Income (Expense)
Forgiveness of debt	-	645,777
Unrealized loss on investment	(22,800)	-
Total Other Expense	(22,800)	645,777
Income (Loss) Before Income Taxes	(209,274)	402,947
Less Minority Interest	19,614	(293,706)
Income Tax Expense	-	-
Net Gain (Loss)	$(189,660)	$109,241
Net loss per share	$(0.00009)	$0.0001
Weighted Average Shares Outstanding	2,055,434,783	1,673,490,514

The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings	Minority
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Interest
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)	$ -
January 2004 - stock issued for services	-	-	300,000	300	74,700	-	-	-
January 2004 - stock issued for satisfaction of debt	-	-	820,000	820	128,780	-	-	-
March 2004 - stock issued for conversion of debentures including finance charge	-	-	13,910,490	13,911	715,089	-	-	-
April 2004 - stock issued for cash	-	-	300,000	300	2,700	-	-	-
Net (loss) for the year ended June 30, 2004	-	-	-	-	-		(1,362,885)	-
Balance, June 30, 2004	-	-	38,039,687	38,040	3,907,908	-	(4,632,080)	-
July, through Dec 04 - stock issued for conversion of debentures	-	-	189,200,000	189,200	542,699	-	-	-
Beneficial Conversion expense related to convertible debentures	-	-	-	-	277,482	-	-	-
October 2004 - acquisition of Redwood Capital	12,000,000	12,000	-	-	108,000	-	-	-
October 2004- restricted stock issued for retirement of debt	-	-	4,730,000	4,730	(4,730)	-	-	-
December 2004- acquisition of Sino	-	-	18,092,745	18,093	23,520	-	-	-
Oct, 04 through June 05 - stock issued for cash	-	-	1,354,250,000	1,354,250	225,984	(339,399)	-	-
Net Income for the year ended June 30, 2005							(1,806,568)	-
Balance June 30, 2005	12,000,000	12,000	1,604,312,432	1,604,313	5,080,863	(339,399)	(6,438,648)	-
August, 2005 stock issued for cash	-	-	80,000,000	80,000	-		-	-
Cash received for stock subscription	-	-	-	-	-	339,399	-	-
S8 stock issued for services	-	-	100,000,000	100,000	25,000	-	-	-
Restricted stock issued for subscription receivable	-	-	115,687,568	115,687	(75,197)	(40,491)	-	-
Restricted stock issued for cash	-	-	100,000,000	100,000	-	-	-	-
Preferred Stock issued to officer	1,000,000	1,000	-	-	9,000	-	-	-
Contribution of accrued interest by shareholders	-	-	-	-	21,753	-	-	-
Net Income (Loss) for the year ended June 30, 2006	-	-	-	-	-	-	421,868	585,849
Balance June 30, 2006	13,000,000	13,000	2,000,000,000	2,000,000	5,061,419	(40,491)	(6,016,780)	585,849
S3 stock issued for services (unaudited)	-	-	100,000,000	100,000	(29,500)	-	-	-
Cash received for stock subscription (unaudited)	-	-	-	-	-	25,000	-	-
Cancellation of preferred stock (unaudited)	(250,000)	(250)	-	-	(250)	-	-	-

Net Income (Loss) for the period ended September 30, 2006 (unaudited)	-	-	-	-	-	-	(189,660)	(19614)
Balance September 30, 2006 (unaudited)	12,750,000	$ 12,750	2,100,000,000	$ 2,100,000	$ 5,031,669	$ (15,491)	$ (6,206,440)	$ 566,235
The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Cash Flows (unaudited)

	For the Three Months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net Gain (Loss)	$(189,660)	$109,241
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and amortization	79	79
Stock issued for services	95,000	-
Debt forgiveness	-	(645,777)
Unrealized loss on investments	22,800	-
Minority interest	(19,614)	293,706
Changes in Operating Assets and Liabilities:
Increase in deposits	-	(2,486)
(Increase) decrease in prepaid expenses	(24,838)	71,401
Increase in receivables	(247,998)	-
Increase in accounts payable	212,218	(91,769)
Net Cash Provided (Used) by Operating Activities	(152,013)	(265,605)
Cash Flows from Investing Activities:
Purchase of office equipment	(1,241)	(2,723)
Net Cash Used by Investing Activities	(1,241)	(2,723)
Cash Flows from Financing Activities:
Issuance of common stock for cash	-	419,399
Net Cash Provided by Financing Activities	-	419,399
Increase (decrease) in Cash	(153,254)	151,071
Cash and Cash Equivalents at Beginning of Period	191,419	91,018
Cash and Cash Equivalents at End of Period	$38,165	$242,089
Supplemental cash flow information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Consolidated Financial Statements

September 30, 2006 and 2005

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

In August 2005, the Board of Directors determined that the Company’s continued focus on operations outside the United States, and the limited nature of the Company’s portfolio, did not lend itself to the structure of a business development company nor require reporting under the Investment Company Act of 1940.  Further, the Company’s management had several discussions with the Securities and Exchange Commission during which the Commission expressed the opinion that the Company’s capital structure was in violation of certain provisions of the Investment Company Act of 1940; namely, that the Company’s preferred stock was issued in violation of Section 18 and convertible debentures were issued in violation of Section 61.  On August 26, 2005, the Board of Directors approved a motion to withdraw the Company’s election to be treated as Business Development Company under the 1940 Act and on April 5, 2006 the Company’s shareholders approved the withdrawal petition.  On April 6, 2006, the Company filed an N-54C, which formally withdrew the Company’s BDC election.

As a result of the Company’s BDC withdrawal, the Company now files consolidated financial statements that include each of its controlled subsidiaries (See Changes in Accounting Practices below).

The consolidated financial statements include the accounts of S3 Investment Company, Inc., Redwood Capital, Inc. and Sino UJE, Ltd.  All material inter-company accounts and transactions have been eliminated in the consolidation.

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

The statement of operations for the year ended September 30, 2005 has been adjusted to include the subsidiaries Sino UJE and Redwood Capital, which were included only as portfolio companies carried at their fair market value in the September 30, 2005 annual report previously filed.  As a result of consolidating these entities, operating expenses increased by $245,084, and the other expense decreased by $666,487.  Combined, these changes resulted in September 30, 2005 loss of $66,995 becoming a profit $109,241.

NOTE 2 –  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s current assets exceed current liabilities by approximately $304,423, but the Company has had recurring operating losses for the past several years resulting in an accumulated deficit of $6,206,440 at September 30, 2006.  The Company has discontinued the operations of one of its subsidiaries so as to eliminate continued losses from that source.  Generated revenues from sales and profits of its two other subsidiary companies will supplement and eventually replace money raised through financing.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

The Company’s wholly-owned subsidiary, Redwood Capital, provides investment banking services to Chinese companies seeking access to U.S. and foreign capital.  Redwood receives, as payment for services, both cash consideration and stock in the respective entity.  The stock received is carried as an investment and reflects the value of the stock on the date received.  Any impairment of value due to declining stock price is recorded as “unrealized loss.”  Realized gains or losses are recorded on disposition of the stock.  At September 30, 2006, the Company’s investment consisted of 90,722 shares of Fushi International, Inc. (OTC: FSIN), which was originally recorded at the issue price of $0.10 per share, or $907,220.  During the year ended June 30, 2006, the Company recorded an unrealized loss of $0.0246 per share, or $223,220, to reflect the closing bid price of Fushi International, Inc. stock on June 30, 2006.  As of the quarter ended September the Company recorded an additional unrealized loss of $22,800 to reflect the closing bid price of $0.07 per share as of September 30, 2006.

NOTE 4 – CONTRACTS RECEIVABLE

The Company’s wholly-owned subsidiary, Redwood Capital, generated commission income of $145,000 for investment banking services.  As of September 30, 2006 the fee had not been collected.  As a result the Company has taken an allowance of $145,000 and is showing $0.00 as a net receivable.  The client has delayed the payment of the fee so Redwood Capital and a Chinese partner have taken them to court in China.  Redwood Capital expects the amount to be collected.

NOTE 5 – GOODWILL

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $360,383 for legal contingencies that were incurred by Securesoft Systems, Inc. in the past.  Securesoft has discontinued operations and filed for bankruptcy protection under Chapter 7 of the Universal Commercial Code, but there are pending liabilities that may be incurred.   This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

The pending liabilities and cases involving S3 Investment Company, Inc. and/or Securesoft Systems, Inc are listed below:

Securesoft was named as a defendant in a case entitled I-Sol, Inc. V. Securesoft Systems, Inc. The matter was submitted to binding arbitration before a JAMS Judge of the Orange County Superior Court on August 15, 2003. Judgment was awarded to the plaintiff in the amount of $77,000.00.  Securesoft is seeking relief under bankruptcy protection, and does not anticipate incurring any liability on this matter.

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

NOTE 7 – STOCK PAYABLE

Subsequent to the quarter ended September 30, 2006, the Company issued 100,000,000 shares of restricted common stock as part of the consideration for the cancellation of 4,000,000,000 warrants.  The value of the shares issued at the time the agreement was written was $110,000 and this has been recorded as a stock payable as of September 30, 2006.

NOTE 8 – NOTES PAYABLE

The Company executed a note payable with a private third party for $95,000 during May 2000.  The note bears interest at 8% per year and matured May 2001.  The Company has made ongoing payments against the note and presently has a balance owed of $29,700, which is shown as a current liability in the accompanying financial statements.   Subsequent to the quarter ended September 30, 2006, the Company agreed to repay $100,000 as part of the consideration for the cancellation of 4,000,000,000 warrants.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  If any monthly payment is not paid within ten days of its due date, interest shall accrue on the balance due, from the date of the note, at the rate of 9% per annum.  Sino UJE, Ltd also recorded a note payable due to a private party for $13,750.

NOTE 9 – MINORITY INTEREST

The Company previously acquired a 51% ownership interest in Sino UJE, a Hong Kong corporation with operations throughout China.  The accompanying consolidated financial statements have been prepared reflecting adjustments necessary to reflect the minority interest held by third parties.  As a result, $566,235 which is 49% of the profit of Sino UJE, LTD, has been deducted from the operating profit of Sino and has been recorded on the balance sheet as minority interest.

NOTE 10 – STOCK

Common Stock

The Company has 9,900,000,000 shares of common stock authorized, of which 2,100,000,000 shares were issued and outstanding as of September 30, 2006.  During the quarter ending September 30, 2006, the Company had the following common stock transactions:

▪

100,000,000 shares of common stock were issued for $100,000 in services under an S-8 registration.

Warrants

On June 2, 2006, the Company issued warrants to purchase 4 billion shares of common stock at an exercise price of the greater of 80% of the five lowest trading days over the twenty days prior to exercise, or $0.0005.  The Company was required to register the shares underlying these warrants and received $100,000 from the warrant holder as a prepayment.  Subsequent to the quarter ended September 30, 2006, the Company, entered into an agreement with the holder of the warrants to cancel the warrant and guaranty. (See note 7 and 11)

Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized, of which 12,750,000 shares are outstanding in two different designated series.

Series B Preferred Stock, of which 15,000,000 shares are designated and 11,750,000 shares are outstanding, the Series B Preferred Stock does not have voting rights and can be converted into shares of common stock on a 1:1 basis.  In lieu of voting rights, the Series B Preferred Stock is entitled to elect two directors at each shareholder meeting.

Series C Preferred Stock, of which 1,000,000 shares are designated and 1,000,000 shares are outstanding, was issued to James Bickel, Chief Executive Officer, in May 2006 as consideration for personally guaranteeing an advance on a warrant purchase agreement.  The Series C Preferred  Stock entitle the holder to 1,000 votes per share on all shareholder matters and expire once the personal guarantee is removed.

NOTE 11 – RELATED PARTY TRANSACTION

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

Note 12 – SEGMENT AND RELATED INFORMATION

We operate several business segments with multiple products and services, and our consolidated subsidiaries are organized geographically into reporting segments operating in China with headquarters in the United States.

As of and for the quarter ended September 30, 2006:

	Revenue	Operating Profit/(Loss)	Depreciation & Amortization	Investment Losses in Associated Companies	Accounts Receivable	Goodwill	Net Property & Equipment	Total Assets	Net Assets
United States	$-0-	$(80,265)	$0	$-	$-	$1,167,432	$1,062	$1,238,368	$541,374
China	744,924	(109,395)	79	-	781,929	-	15,806	1,509,368	381,111
Total	$744,924	$(189,660)	$79	$-	$781,929	$1,167,432	$16,868	$2,747,587	$922,485

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2006, the Company agreed to the cancellation of 4,000,000,000 warrants that were issued on June 2, 2006.  As consideration to the holder of the warrants, the Company agreed to repay $100,000 to the warrant holder that had advanced to the Company under the warrant contract and issue 100,000,000 shares of restricted common stock.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  If any monthly payment is not paid within ten days of its due date, interest shall accrue on the balance due, from the date of the note, at the rate of 9% per annum.  In addition, the warrant holder will retain the 100,000,000 shares of common stock previously issued as collateral against the monies advanced.  As a result of this transaction the Company recorded, $210,000 as a financing expense for the value of the shares issued and reclassified the $100,000 previously received as a promissory note payable.  These entries were recorded as of June 30, 2006.

Subsequent to the quarter ending September 30, 2006 the Company, in addition the above issuance, has issued 100,000,000 shares of S-8 stock for services rendered.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

During the three months ended September 30, 2006, the Company experienced a net loss of $189,660 or approximately ($0.00009) per share compared to a net gain of $109,241 or approximately $0.0001 per share for the same period last year. The Company generated $744,924 of revenue in the three month period ended September 30, 2006 compared to $170,993 of revenue for the same period ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006 the Company had working capital of $304,423.  The Company has accumulated $6,206,440 of net operating losses through September 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Our auditors issued a "going concern" opinion in Note 2 of our June 30, 2006 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If the operating plans of the two subsidiaries are unsuccessful and we are unable to obtain any suitable financing, our ability to continue as a going concern is doubtful.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

S3 Investment Company, Inc., S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Villella V. Yamamoto, Berlainder, et al.  Villella, the former CEO and director of S3I Holding and officer of SecureSoft, filed the complaint in the amount of $1,315,000 on April 13, 2005. The claim is for alleged back pay of $500,000, a promissory note of $115,000 and special damages of $700,000. Notice of service was not properly given to S3I until August of 2005.  S3I filed a cross-complaint for damages against Villella on September 20, 2005.  The Company feels that Villella’s claims are without merit. However, in the interest of economics the Company is currently seeking to negotiate a settlement but if none can be reached it will vigorously defend itself.S3I Holdings, Inc. and Securesoft were named defendants in a case entitled Radford v. Yamamoto, Berlandier, S3I, Securesoft and Grant. Radford, the daughter of Mr. Villella and former employee. of Securesoft, filed complaint on February 10, 2004 alleging nonpayment of back wages and penalaty in the amount of $75,000. Defendants answered the complaint on July 9, 2004. Stipulated mediation before an arbitrator was to have been completed on November 17, 2004. However, Radford filed a motion to have the case moved to state court for adjudication.  On June 7, 2005 the Company filed a motion with the Court of Appeal of the State of California Fourth Appellate District, Division One, to compel mediation before an arbitrator.  On October 25, 2005, the Court of Appeal denied the Company’s motion to compel arbitration.   The Company’s outside legal counsel believes that the ruling of the Court of Appeals is factually and legally flawed.  The Company believes that Radford’s claims are without merit and intends to vigorously defend itself.

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

During the fiscal year ended September 30, 2006, SecureSoft, Systems, Inc. elected to file for protection under Chapter 7 of the U. S. Bankruptcy law on October 14, 2005.  A number of the above listed claims would fall under this protection and as a result may reduce the amount of the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2006, the Company issued 100,000,000 shares of common stock  for $100,000 in services under an S-8 registration.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

An annual meeting of shareholders of S3 Investment Company was held on July 13, 2006.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following four matters were voted upon, and approved, by the shareholders:

1) To authorize ten billion shares of capital stock of the Company, of which 9,900,000,000 shares will relate to Common stock and 100 million shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company.

2) To elect to the Board of Directors three (3) directors (Chris Bickel, Gary Nerison and Douglas Perkins, to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal; and

3) The appointment of Chisholm, Bierwolf & Nilson as the Company’s independent public accountants for the fiscal year ending June 30, 2006.

4) The appointment of Parsons Law Firm as the Company’s general counsel.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-QSB has been identified.

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

Dated: November 20, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James Bickel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of S3 Investment Company, Inc.;

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

Date: November 20, 2006	By: /s/ James Bickel James Bickel, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth C. Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of S3 Investment Company, Inc.;

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

Date: November 20, 2006	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ James Bickel James Bickel Chief Executive Officer November 20, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer November 20, 2006