Form 10QSB
period 2006-12-31
S3 INVESTMENT COMPANY, INC.
filed 2007-02-14
CIK 1161647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 16,000,000 shares of its common stock, $0.001 par value per share, 12,000,000 shares of its Series B Preferred Stock, $0.001 par value per share and 1,000,000 shares of its Series C Preferred Stock, $0.001 par value per share outstanding as of February 13, 2007.

Transitional Small Business Disclosure Format (Check one): [ X  ] Yes  [   ] No

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

S3 Investment Company, Inc.
Balance Sheet (unaudited)
ASSETS
December 31,
2006
Current Assets
Cash	$60,970
Prepaid expense	1,810
Accounts receivable	1,221,458
Advances	3,951
Investments	450,509
Contracts receivable, net of allowance	-
Total Current Assets	1,738,698
Property - office equipment net of depreciation	12,172
Other Assets
Goodwill	1,167,432
Total Other Assets	1,167,432
Total Assets	$2,918,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$897,061
Accrued interest	2,500
Line of credit	26,000
Derivative liability	73,175
Contingent liabilities	345,383
Notes payable	143,450
Total Current Liabilities	1,487,569
Total Liabilities	1,487,569

Minority Interest	662,480

Stockholders' Equity
Preferred Stock, Authorized 100,000,000 Shares, $0.001 Par Value, 13,000,000	13,000
Common Stock, Authorized 9,900,000,000 Shares, $0.001 Par Value, 2,400,000,000 Shares Issued and Outstanding (Note 6)	2,400,000
Additional Paid in Capital	5,041,419
Retained deficit	(6,686,166)
Total Stockholders' Equity	768,253
Total Liabilities and Stockholders' Equity	$2,918,302

The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Operations
(unaudited)
	For the Six Months Ended December 31,		For the Three Months Ended December 31,
	2006	2005	2006	2005
Revenues	$1,589,685	$1,103,828	619,761	$932,835
Total Revenues	1,589,685	1,103,828	619,761	932,835
Cost of Materials	1,103,931	224,055	484,779	123,523
Gross Profit	485,754	879,773	134,982	809,312

Operating Expenses
Administrative fees	90,000	61,064	45,000	31,064
Consulting	1,830	-	-	-
Depreciation expense	4,775	158	4,696	79
Derivative expense	73,175	-	73,175	-
Financing costs	110,000		110,000	-
Interest expense	58	19	19	19
Investor relations	17,910	23,075	8,640	11,825
Payroll expenses	162,767	229,704	93,729	112,248
Professional fees	156,664	133,338	81,500	66,317
Travel and entertainment	132,393	68,495	63,788
General & Administrative expense	95,446	120,198	52,225	32,713
Total Operating Expenses	845,018	636,051	532,772	254,265
Net Operating Gain (Loss)	(359,264)	243,722	(397,790)	555,047
Other Income (Expense)
Gain on forgiveness of debt	-	645,777	-	-
Realized loss on sale of stock	(93,144)	-	(93,144)	-
Unrealized loss on investment	(140,347)	(14,710)	(117,547)	(14,710)
Total Other Expense	(233,491)	631,067	(210,691)	(14,710)
Income (Loss) Before Income Taxes	(592,755)	874,789	(608,481)	540,337
Less Minority Interest	(76,631)	(291,184)	14,005
Income Tax Expense	-	-	-	-
Net Gain (Loss)	$(669,386)	$583,605	$(594,476)	$540,337
Net loss per share	$(0.00031)	$0.0003	$(0.00032)	$0.0003
Weighted Average Shares Outstanding	2,177,717,391	1,673,490,514	1,851,207,905	1,673,490,514
The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid in	Subscription	Earnings	Minority
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Interest
Balance, June 30, 2003	-	$ -	22,709,197	$ 22,709	$ 2,986,639	$ -	$ (3,269,195)	$ -
January 2004 - stock issued for services	-	-	300,000	300	74,700	-	-	-
January 2004 - stock issued for satisfaction of debt	-	-	820,000	820	128,780	-	-	-
March 2004 - stock issued for conversion of debentures including finance charge	-	-	13,910,490	13,911	715,089	-	-	-
April 2004 - stock issued for cash	-	-	300,000	300	2,700	-	-	-
Net loss for the year ended June 30, 2004							(1,362,885)	-
Balance, June 30, 2004	-	-	38,039,687	38,040	3,907,908	-	(4,632,080)
July, through Dec 04 - stock issued for conversion of debentures	-	-	189,200,000	189,200	542,699	-	-	-
Beneficial Conversion expense related to convertible debentures	-	-	-	-	277,482	-	-	-
October 2004 - acquisition of Redwood Capital	12,000,000	12,000	-	-	108,000	-	-	-
October 2004- restricted stock issued for retirement of debt	-	-	4,730,000	4,730	(4,730)	-	-	-
December 2004- acquisition of Sino	-	-	18,092,745	18,093	23,520	-	-	-
Oct, 04 through June 05 - stock issued for cash	-	-	1,354,250,000	1,354,250	225,984	(339,399)	-	-
Net loss for the year ended June 30, 2005	-	-	-	-	-		(1,806,568)	-
Balance June 30, 2005	12,000,000	12,000	1,604,312,432	1,604,313	5,080,863	(339,399)	(6,438,648)	-
August, 2005 stock issued for cash	-	-	80,000,000	80,000	-		-	-
Cash received for stock subscription	-	-	-	-	-	339,399	-	-
S8 stock issued for services	-	-	100,000,000	100,000	25,000	-	-	-
Restricted stock issued for subscription receivable	-	-	115,687,568	115,687	(75,197)	(40,491)	-	-
Restricted stock issued for cash	-	-	100,000,000	100,000	-	-	-	-
Preferred Stock issued to officer	1,000,000	1,000	-	-	9,000	-	-	-
Contribution of accrued interest by shareholders	-	-	-	-	21,753	-	-	-
Net income for the year ended June 30, 2006	-	-	-	-	-	-	421,868	585,849
Balance June 30, 2006	13,000,000	13,000	2,000,000,000	2,000,000	5,061,419	(40,491)	(6,016,780)	585,849
S8 stock issued for services (unaudited)	-	-	300,000,000	300,000	(20,000)	-	-	-
Restricted stock	-	-	100,000,000	100,000	-	-	-	-
Cash received for stock subscription (unaudited)	-	-	-	-	-	40,491	-	-

Net loss for the period ended December 31, 2006 (unaudited)	-	-	-	-	-	-	(669,386)	76,631
Balance December 31, 2006 (unaudited)	13,000,000	$ 13,000	2,400,000,000	$ 2,400,000	$ 5,041,419	$ -	$ (6,686,166)	$ 662,480
The accompanying notes are an integral part of these consolidated financial statements.

S3 Investment Company, Inc.
Statements of Cash Flows (unaudited)
	For the Six Months Ended December 31,
	2006	2005

Cash Flows from Operating Activities:
Net Gain (Loss)	$(669,386)	$874,789
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and amortization	4,775	157
Derivative expense	73,175	-
Stock issued for services	380,000	-
Debt forgiveness	-	(645,777)
Unrealized loss on investments	-	-
Minority interest	76,631	293,706
Changes in Operating Assets and Liabilities:
Increase in deposits	-	-
(Increase) decrease in prepaid expenses	39,484	(3,040)
Increase in receivables	(675,617)	(154,721)
Increase in accounts payable and accrued liabilities	477,747	(37,683)
Net Cash Provided (Used) by Operating Activities	(293,191)	327,431
Cash Flows from Investing Activities:
Investments	233,491	(477,144)
Purchase of office equipment	(1,240)	795
Net Cash Used by Investing Activities	232,251	(476,349)
Cash Flows from Financing Activities:
Payments made on accrued expenses	-	(4,000)
Principal payment on note payable	(110,000)	-
Proceeds from sale of common stock for cash	40,491	419,399
Net Cash Provided by Financing Activities	(69,509)	415,399
Increase (decrease) in Cash	(130,449)	266,481
Cash and Cash Equivalents at Beginning of Period	191,419	91,018
Cash and Cash Equivalents at End of Period	$60,970	$357,499
Supplemental cash flow information:
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for Services	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

S3 INVESTMENT COMPANY, INC.

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

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

The statement of operations for the six month ended December 31, 2005 has been adjusted to include the subsidiaries Sino UJE and Redwood Capital, which were included only as portfolio companies carried at their fair market value in the December 31, 2005 quarterly report previously filed.  As a result of consolidating these entities, gross profit increased $843,532, operating expenses increased by $478,706, and the other expense decreased by $645,177, which primarily was the result of a gain on forgiveness of debt.  Combined, these changes resulted in a loss of $135,814 becoming a gain of $583,605.

NOTE 2 –  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s current assets exceed current liabilities by approximately $251,128, but the Company has had recurring operating losses for the past several years resulting in an accumulated deficit of $6,686,166 at December 31, 2006.  The Company has discontinued the operations of one of its subsidiaries so as to eliminate continued losses from that source.  Generated revenues from sales and profits of its two other subsidiary companies will supplement and eventually replace money raised through financing.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company continues to carry an accrued liability of $345,383 for legal contingencies that were incurred by Securesoft Systems, Inc.  Securesoft has discontinued operations and filed for bankruptcy protection under Chapter 7 of the Universal Commercial Code, but there are pending liabilities that may be incurred.   This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

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

NOTE 4 – NOTES PAYABLE

During the quarter ended December 31, 2006, the Company agreed to repay $100,000 as part of the consideration for the cancellation of 4,000,000,000 warrants.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  If any monthly payment is not paid within ten days of its due date, interest shall accrue on the balance due, from the date of the note, at the rate of 9% per annum.

NOTE 5 – MINORITY INTEREST

The Company previously acquired a 51% ownership interest in Sino UJE, a Hong Kong corporation.  The accompanying consolidated financial statements have been prepared with adjustments necessary to reflect the minority interest held by third parties.  As a result, $662,480, representing 49% of the profit of Sino UJE, LTD, has been deducted from the operating profit of Sino and recorded on the balance sheet as minority interest.

NOTE 6 – COMMON STOCK

During the quarter ending December 31, 2006, the Company had the following common stock transactions:

•

The Company agreed to the cancellation of 4,000,000,000 warrants that were issued on June 2, 2006.  As consideration to the holder of the warrants, the Company agreed to repay $100,000 that the warrant holder had advanced to the Company under the warrant contract and issue 100,000,000 shares of restricted common stock.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  In addition, the warrant holder retained the 100,000,000 shares of common stock previously issued as collateral against the monies advanced.  As a result of this transaction the Company recorded, $210,000 as a financing expense for the value of the shares issued and reclassified the $100,000 previously received as a promissory note payable.

•

The Company issued 200,000,000 shares of common stock registered under Form S-8 to Javelin Advisory Group, Inc. in consideration for services previously rendered.  The Company retains Javelin to provide corporate secretary, bookkeeping, financial reporting and other administrative functions for which it would otherwise have to hire additional staff.  In connection with the issuance of the shares, the Company recorded Administrative Expenses of $90,000.

•

In October 2006, the Company issued warrants to purchase 105,000,000 shares of common stock to Merriman, Curhan and Ford as part of a consulting compensation agreement.  The warrants are exercisable at $0.0008, which was the closing bid price of the Company’s stock on the date the warrants were granted.  The warrants expire October 1, 2011.  In connection with the issuance of the warrants, the Company recorded derivative liability and expense of $73,175, which reflects the present value of the warrants based on historic volatility of the Company’s stock price as required by EITF 00-19.

NOTE 7 – SEGMENT AND RELATED INFORMATION

Our consolidated subsidiaries are organized geographically into reporting segments operating in China with headquarters in the United States.

As of and for the quarter ended December 31, 2006:

	Revenue	Operating Profit/(Loss)	Depreciation & Amortization	Accounts Receivable	Goodwill	Net Property & Equipment	Total Assets	Net Assets
United States	$-	$(379,786)	$158	$-	$1,167,432	$983	$1,164,321	$(600,352)
China	1,589,685	20,523	3,024	1,221,458	-	11,189	1,754,246	863,653
Total	$1,589,685	$(359,263)	$3,182	$1,221,458	$1,167,432	$12,172	$2,918,567	$263,301

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the quarter ended December 31, 2006, the Company’s Board of Directors approved a recapitalization of the Company’s common stock under which every one-hundred-fifty shares of the Company’s common stock were reverse split into one share of common stock.  Prior to the reverse split, the Company had 9,900,000,000 shares of common stock authorized with 2,400,000,000 shares issued and outstanding.  Immediately subsequent to the reverse split, the Company had 66,000,000 shares authorized with 16,000,000 shares issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

S3 Investment Company, Inc. (“the Company” or “SIVC”) was incorporated under the laws of California under the name of Retail Windows, Inc. on April 19, 2000 to engage in any lawful activity as shall be appropriate under laws of the State of California.  On June 30, 2001 the Company amended its Articles of Incorporation to change its name to Axtion Foods, Inc.  Prior to April 2003, Axtion Foods, Inc. was engaged in the development, manufacturing and distribution of health bars and health drinks. The business plan was not fully implemented and on April 16, 2003 Axtion Foods, Inc. changed its name to S3I Holdings, Inc. and pursuant to the Share Exchange Agreement (Agreement) closed the definitive agreement to acquire all of the issued and outstanding capital stock of Securesoft Systems, Inc., a Delaware corporation, making Securesoft Systems, Inc (Securesoft) a wholly-owned subsidiary of the Company, and exchanging all of Securesoft’s capital stock for shares of Company’s authorized but un-issued shares of common stock as provided in Agreement.

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

During the fiscal year ended June 30, 2006, Redwood Capital completed a reverse merger transaction with Dalian Fushi Enterprise Group, Co., Ltd.  Redwood Capital has received fees and stock for the services that were performed in arranging this transaction.  Redwood Capital has a number of other clients in the pipeline and through its present and future deal flow will be able to repay the $661,744 that has been advanced to them by the Company as well as contribute a significant dividend to the Company.

Sino UJE, Ltd. has become cash positive and anticipates during the fiscal year ending June 30, 2007 commencing the repayment of the credit line of $344,341 that has been advanced to them by the Company.

Results of Operations

Three months ended December 31, 2006 compared to three months ended December 31, 2005

During the three months ended December 31, 2006, the Company experienced a net loss of $594,476 or approximately ($0.00032) per share compared to a net gain of $540,337 or approximately $0.0003 per share for the same period last year. The Company generated $619,761 of revenue in the three month period ended December 31, 2006 compared to $932,835 of revenue for the same period ended December 31, 2005.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

During the six months ended December 31, 2006, the Company experienced a net loss of $669,386 or approximately ($0.00031) per share compared to a net gain of $583,605 or approximately $0.0003 per share for the same period last year. The Company generated $1,589,685 of revenue in the six month period ended December 31, 2006 compared to $1,103,828 of revenue for the same period ended December 31, 2005.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of December 31, 2006 the Company had working capital of $251,129.  The Company has accumulated $6,686,166 of net operating losses through December 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company continues to carry an accrued liability of $345,383 for legal contingencies that were incurred by Securesoft Systems, Inc.  Securesoft has discontinued operations and filed for bankruptcy protection under Chapter 7 of the Universal Commercial Code, but there are pending liabilities that may be incurred.   This amount was reviewed and deemed proper in regard to the legal cases pending against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending December 31, 2006, the Company had the following common stock transactions:

•

The Company agreed to the cancellation of 4,000,000,000 warrants that were issued on June 2, 2006.  As consideration to the holder of the warrants, the Company agreed to repay $100,000 that the warrant holder had advanced to the Company under the warrant contract and issue 100,000,000 shares of restricted common stock.  The Company executed a promissory note for the $100,000 that is due in four equal monthly payments of $25,000 starting on February 1, 2007 and ending on May 1, 2007.  In addition, the warrant holder retained the 100,000,000 shares of common stock previously issued as collateral against the monies advanced.  As a result of this transaction the Company recorded, $210,000 as a financing expense for the value of the shares issued and reclassified the $100,000 previously received as a promissory note payable.

•

The Company issued 200,000,000 shares of common stock registered under Form S-8 to Javelin Advisory Group, Inc. in consideration for services previously rendered.  The Company retains Javelin to provide corporate secretary, bookkeeping, financial reporting and other administrative functions for which it would otherwise have to hire additional staff.  In connection with the issuance of the shares, the Company recorded Administrative Expenses of $90,000.

•

In October 2006, the Company issued warrants to purchase 105,000,000 shares of common stock to Merriman, Curhan and Ford as part of a consulting compensation agreement.  The warrants are exercisable at $0.0008, which was the closing bid price of the Company’s stock on the date the warrants were granted.  The warrants expire October 1, 2011.  In connection with the issuance of the warrants, the Company recorded derivative liability and expense of $73,175, which reflects the present value of the warrants based on historic volatility of the Company’s stock price as required by EITF 00-19.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-B.

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

Dated: February 14, 2007

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

Date: February 14, 2007	By: /s/ James Bickel James Bickel, Chief Executive Officer

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

Date: February 14, 2007	By: /s/ Kenneth C. Wiedrich Kenneth C. Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc (the "Company") on Form 10-QSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Bickel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ James Bickel James Bickel Chief Executive Officer February 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of S3 Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth C. Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth C. Wiedrich Kenneth C. Wiedrich Chief Financial Officer February 14, 2007